Form 10-Q
period 1996-06-30
ELLETT BROTHERS INC
filed 1996-08-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________



                        Commission File Number:  0-21632


                             ELLETT BROTHERS, INC.
             (Exact name of Registrant as specified in its charter)


SOUTH CAROLINA                                        57-0957069
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)




267 COLUMBIA AVENUE, CHAPIN, SOUTH CAROLINA           29036
(Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (803) 345-3751



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No     .
                                                 ---         ---
As of August 1, 1996, 5,077,000 shares of no par value common stock of the registrant were outstanding.



                              Page 1 of 10 pages.

                                                                       Form 10-Q
                                                                          Page 2


                    ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

                                     INDEX




Part I.   Financial information
- --------  ---------------------
                                                                                                   Page
                                                                                                   ----
Item 1.     Financial statements
              Condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995       3

              Condensed consolidated statements of income for the three months ended June 30,
              1996 and 1995, and the six months ended June 30, 1996 and 1995                        4

              Condensed consolidated statements of cash flows for the six months ended June 30,
              1996 and 1995                                                                         5

              Notes to condensed consolidated financial statements                                  6

Item 2.     Management's discussion and analysis of financial condition and results of operations   7



Part II.  Other information                                                                        Page
- --------  -----------------                                                                        ----


Item 4.     Submission of matters to a vote of shareholders                                         9

Item 6.     Exhibits and reports on Form 8-K                                                        9

                                                                       Form 10-Q
                                                                          Page 3


PART I. FINANCIAL INFORMATION

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              June 30,    Dec. 31,
                                                                                1996        1995
                                                                             ----------- ----------
                                                                             (unaudited) (see note)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $   102    $   325
 Accounts receivable, less allowance for doubtful accounts
  of $1,023 and $712 at June 30, 1996, and December 31,
  1995, respectively                                                            19,816     18,893
 Other accounts receivable                                                         500        337
 Inventories                                                                    44,140     38,452
 Prepaid expenses                                                                7,047      3,940
 Deferred income tax asset                                                         380        293
                                                                               -------   --------
  Total current assets                                                          71,985     62,240
                                                                               -------   --------

Property, plant and equipment, at cost, less accumulated
  depreciation and amortization                                                  6,370      5,555

Other assets:
 Intangible assets, at cost, less accumulated amortization                       2,314      2,466
 Other assets                                                                       27         14
                                                                               -------   --------
  Total other assets                                                             2,341      2,480
                                                                               -------   --------

                                                                               $80,696    $70,275
                                                                               =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade                                                       $ 8,719    $ 9,034
 Accrued expenses                                                                  660      2,231
 Current portion of long term debt                                                 487        463
                                                                               -------   --------
  Total current liabilities                                                      9,866     11,728
                                                                               -------   --------

Revolving credit facility                                                       38,481     26,079
Long-term debt                                                                   7,255      7,454
Non-current deferred income tax liability                                          600        466

Shareholders' equity:
 Preferred stock, no par value
   (5,000 shares authorized, no shares issued or outstanding)
 Common stock, no par value
   (20,000 shares authorized, 5,170 and 5,230 shares issued and
   outstandingas of June 30, 1996 and December 31, 1995, respectively)          13,162     13,487
 Retained earnings                                                              11,566     11,061
                                                                               -------   --------
                                                                                24,728     24,548

 Unearned compensation                                                            (234)     --
                                                                               -------   --------
 Total shareholders' equity                                                     24,494     24,548
                                                                               -------   --------

                                                                               $80,696    $70,275
                                                                               =======    =======

       The accompanying notes are an integral part of these condensed consolidated financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                        ----------------------      ----------------------
                                                          1996          1995           1996          1995
                                                        --------      --------      --------      --------
Sales                                                   $ 32,372      $ 32,860      $ 69,094      $ 71,009
Cost of goods sold                                        25,778        26,991        55,973        58,073
  Gross profit                                          --------      --------      --------      --------
                                                           6,594         5,869        13,121        12,936

Selling, general and administrative expenses               5,250         4,398        10,769         8,459
                                                        --------      --------      --------      --------
  Income from operations                                   1,344         1,471         2,352         4,477

Other income (expenses):
  Interest income                                            107           114           241           217
  Interest expense                                          (830)         (821)       (1,457)       (1,487)
  Other income (expense)                                     (54)           41           (31)          133
                                                        --------      --------      --------      --------
Income before income taxes                                   567           805         1,105         3,340

Income tax expense                                           202           289           392         1,216
                                                        --------      --------      --------      --------
Net income                                              $    365      $    516      $    713      $  2,124
                                                        ========      ========      ========      ========

Earnings per share                                      $   0.07      $   0.10      $   0.14      $   0.41
                                                        ========      ========      ========      ========

Weighted average shares outstanding                        5,166         5,230         5,198         5,230
                                                        ========      ========      ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                          1996         1995
                                                        --------      -------
Cash flows from operating activities:
 Net income                                             $   713       $ 2,124
 Adjustments to reconcile net income to net
 cash used in operating activities:
  Non-cash charges to income                              1,105           616
  Changes in assets and liabilities:
   Accounts receivable                                   (1,718)       (1,815)
   Inventories                                           (5,689)       (3,453)
   Prepaid expenses                                      (3,106)       (1,310)
   Accounts payable, trade                                 (314)       (3,164)
   Other                                                 (1,559)         (838)
                                                        -------       -------
      Net cash used in operating activities             (10,568)       (7,840)
                                                        -------       -------

Cash flows from investing activities:
 Purchase of property, plant and equipment               (1,099)         (145)
 Business acquisition                                       --         (2,055)
 Change in industrial revenue refunding bond reserve         44          (107)
                                                        -------       -------
      Net cash used in investing activities              (1,055)       (2,307)
                                                        -------       -------

Cash flows from financing activities:
 Gross borrowings on revolving credit facility           81,082        81,610
 Gross repayments on revolving credit facility          (68,680)      (71,254)
 Principal payments on capital lease obligations            (19)          --
 Principal payments on long-term debt                      (200)          --
 Common stock repurchase                                   (575)          --
 Dividends to shareholders                                 (208)         (209)
                                                        -------       -------
      Net cash provided by financing activities          11,400        10,147
                                                        -------       -------

      Net change in cash and cash equivalents              (223)          --

Cash and cash equivalents:
 Beginning of period                                        325           --
                                                        -------       -------
 End of period                                          $   102       $   --
                                                        =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996
                     (in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

2. INVENTORIES

Inventories consisted of the following:

                                          June 30,     December 31,
                                            1996           1995
                                          ---------    -----------
              Finished goods              $  42,495     $  37,391
              Raw materials                   1,111           718
              Work in process                   534           343
                                          ---------     ---------
                                          $  44,140     $  38,452
                                          =========     =========

3. COMMON AND PREFERRED STOCK

The Company reacquired 100 shares of its common stock in April 1996 and recorded it using the cost method of accounting for treasury stock. In May 1996, the Company awarded 40 shares of restricted common stock to Joseph F. Murray, Jr., President and Chief Executive Officer. The restrictions will be released pro-rata over a four year period. The stock award was valued at the market price per share, and unearned compensation was recorded in equity. Compensation expense will be recognized as the award vests over the four year period.

At June 30, 1996, and December 31, 1995, the Company had granted options for 142 common shares, all of which were fully vested. At June 30, 1996, the 142 shares under option had an exercise price of $7.00 per share which equaled the market price per share on the date of grant. The options may be exercised at any time on or before June 16, 2003. As of June 30, 1996, no options had been exercised.

                                                                       Form 10-Q
                                                                          Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1995, and the condensed consolidated financial statements and related notes included in this Form
10-Q.

Sales for the three months ended June 30, 1996 were $32.4 million, as compared to $32.9 million for the same period in 1995, a decrease of $488,000, or 1.5%. Sales for the six months ended June 30, 1996 were $69.1 million, as compared to $71.0 million for the same period in 1995, a decrease of $1.9 million, or 2.7%. Included in these amounts were sales from the subsidiaries of $2.8 million and $4.6 million for the three and six months ended June 30, 1996, respectively, and $366,000 for the three and six months ended June 30, 1995. Management believes that the government legislation and subsequent one-time sales increase in 1994, along with the softening of general consumer spending in the latter half of 1995, led to a decline in sales of hunting and shooting sports products which has continued into the second quarter of 1996. As a result, sales of hunting and shooting sports products and camping, archery and outdoor accessories for the three months ended June 30, 1996 declined by 13% and 12%, respectively. The decline in these product groups was primarily due to the lower sales of firearms and related accessories. During the same quarter, marine accessories sales increased 4% over the same period in 1995. Management believes that the general slowdown in the hunting and shooting sports industry will continue to lead to difficult sale comparisons in the near future.

Gross profit was $6.6 million (20.4% of sales) for the three months ended June 30, 1996, as compared to $5.9 million (17.9% of sales) for the same period in 1995, an increase of $725,000, or 12.4%. Gross profit for the six months ended June 30, 1996 was $13.1 million (19.0% of sales), as compared to $12.9 million (18.2% of sales) for the same period in 1995, an increase of $185,000, or 1.4%. The increase in the gross profit as a percent of sales was mainly the result of the higher gross profit as a percent of sales generated by the subsidiaries. Management expects the competitive pricing pressures on the hunting and shooting business to continue, and expects that an increased percentage of current year sales will be generated by promotional mini-catalogs, which generally have lower gross margins.

Selling, general and administrative expenses for the three months ended June 30, 1996 were $5.3 million (16.2% of sales), as compared to $4.4 million (13.4% of sales) for the same period in 1995, an increase of $852,000, or 19.4%. Selling, general and administrative expenses for the six months ended June 30, 1996 were $10.8 million (15.6% of sales), as compared to $8.5 million (11.9% of sales) for the same period in 1995, an increase of $2.3 million, or 27.3%. Increased expenses were incurred as a result of operating the subsidiaries, larger bad debt write-offs, and increased expenses in catalog and mini-catalog production. Expenses that decreased were directly related to the decrease in sales, such as sales bonuses and net shipping charges.

Interest expense was $830,000 (2.6% of sales) for the three months ended June 30, 1996, as compared to $821,000 (2.5% of sales) for the same period in 1995, an increase of $9,000, or 1.1%. Interest expense for the six months ended June 30, 1996 was $1.5 million (2.1% of sales), as compared to $1.5 million (2.1% of sales) for the same period in 1995, a decrease of $30,000, or 2.0%. The benefit of lower interest rates in the first half of 1996 as compared to the same period in 1995 were substantially offset by increased borrowings to purchase the subsidiaries and fund the growth in working capital.

Income tax expense was $202,000 for the three months ended June 30, 1996 as compared to $289,000 for the same period in 1995. Income tax expense was $392,000 for the six months ended June 30, 1996 as compared to $1.2 million for the same period in 1995. The effective tax rate for the three months ended June 30, 1996 was 35.6%, as compared to 35.9% for the same period in 1995. The effective tax rate for the six months ended June 30, 1996 was 35.5%, as compared to 36.4% for the same period in 1995. The difference in tax rate is the result of having operations in the first six months of 1996 in Missouri and Colorado, which were not in operation in the first six months of 1995. This impacted the state tax paid, as a percentage of income before taxes, as compared to the prior year.

                                                                       Form 10-Q
                                                                          Page 8

SEASONALITY AND QUARTERLY INFORMATION

Historically the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the new subsidiaries are expected to be very seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses expected in the first and, possibly, second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

During the six months ended June 30, 1996, net cash used in operating activities was $10.6 million as compared to $7.8 million for the same period in 1995. The increase in net cash used in operating activities in 1996 was mainly due to lower net income and growth of the subsidiaries inventories. The decrease in net cash used in investing was due to the net difference of computer equipment purchased in 1996 and the business acquisition in 1995. During the six months ended June 30, 1996, the Company obtained the additional cash needed to fund operations by increasing borrowings under its revolving credit facility by $12.4 million. The Company also paid dividends of $208,000 in the six months ended June 30 ,1996.

Working capital requirements for the Company's traditional distribution business have historically been somewhat seasonal in nature. Accounts receivable have generally increased in the first quarter primarily because of the customary industry practice during the first quarter of each year whereby the Company has offered to its customers extended payment terms for purchases of certain products, thereby extending the payment due dates for a portion of its sales into the third and fourth quarters of the year. Accounts receivable have generally increased further early in the third quarter as additional 60 to 90 day extended terms have been offered to stimulate sales in advance of the Company's highest volume quarters. Accounts receivable usually decrease in the fourth quarter as payments are received on prior quarters' sales and a larger percentage of current sales are made with shorter payment terms. Inventory generally builds during the first two quarters and peaks in the third quarter to support the higher sales volumes of the third and fourth quarters. In the fourth quarter, the higher sales volumes have traditionally served to reduce inventory to its lowest point at year-end.

Working capital requirements are also expected to be seasonal for the subsidiaries. Inventories are expected to increase during the first half of the year to accommodate the sales expected in the third and fourth quarters. Accounts receivable are expected to decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Recently, the Company entered into several commitments to upgrade the computer equipment and information systems in the aggregate amount of approximately $1.3 million, of which approximately $550,000 is intended to be leased over a three year period. This is the second of several phases that is expected to take place over the next two years. The total cost of the computer upgrades is expected to be approximately $2.5 million.

Principle maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1996 will be $317,000, and maturities for 1997 and 1998 will be $467,000 and $517,000, respectively. Future interest charges, assuming a fixed rate of 10.625%, will be approximately $469,000 for the remainder of 1996, and $908,000 and $859,000 for 1997 and 1998, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 1996 and through the end of 1998.

                                                                       Form 10-Q
                                                                          Page 9

PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of shareholders

       On May 15, 1996, the Company held its annual meeting of shareholders for the purpose of electing six members to the Board of Directors, to ratify the adoption of the Ellett Brothers, Inc. 1996 Stock Incentive Plan, and to ratify the appointment of the Company's independent auditors. At such meeting, Robert
D. Gorham, Jr., E. Wayne Gibson, Joseph F. Murray, Jr., William H. Batchelor, Charles V. Ricks and William H. Stanley were nominated and re-elected as directors of the Company. The ratification of the adoption of the Ellett Brothers, Inc. 1996 Stock Incentive Plan and the appointment of Coopers & Lybrand as the Company's independent auditors, subject to the acceptance by the Company's Board of Directors of a definitive fee proposal, were approved by the majority of the shares entitled to a vote at the meeting.


Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

           27  Financial Data Schedule (for SEC use only).

       (b) Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                                                       Form 10-Q
                                                                         Page 10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Ellett Brothers, Inc.



Date:  August 13, 1996
                                   By:        /s/ Joseph F. Murray, Jr.
                                       ---------------------------------------
                                                Joseph F. Murray, Jr.
                                          President, Chief Executive Officer
                                                     and Director



                                   By:        /s/ Richard M. Eddinger
                                       ---------------------------------------
                                                Richard M. Eddinger
                                              Vice President and Chief
                                                 Financial Officer
                                              (principal financial and
                                                accounting officer)