Form 10-Q
period 1996-09-30
ELLETT BROTHERS INC
filed 1996-11-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                                             ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to __________


                        Commission File Number:  0-21632
                                                 -------

                             ELLETT BROTHERS, INC.
             (Exact name of Registrant as specified in its charter)

        SOUTH CAROLINA                                    57-0957069
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)




267 COLUMBIA AVENUE, CHAPIN, SOUTH CAROLINA                  29036
 (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (803) 345-3751


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----
As of November 1, 1996, 5,047,000 shares of no par value common stock of the registrant were outstanding.

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1996

                                     INDEX



Part I.  Financial information

                                                                                                      Page
                                                                                                      ----
Item 1.    Financial statements
             Condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995        3

             Condensed consolidated statements of income for the three months ended September 30,
             1996 and 1995, and the nine months ended September 30, 1996 and 1995                        4

             Condensed consolidated statements of cash flows for the nine months ended September 30,
             1996 and 1995                                                                               5

             Notes to condensed consolidated financial statements                                        6

Item 2.    Management's discussion and analysis of financial condition and results of operations         7



Part II. Other information

                                                                                                      Page
                                                                                                      ----
Item 6.    Exhibits and reports on Form 8-K                                                             10


PART I. FINANCIAL INFORMATION

                    ELLETT BROTHERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                        Sept. 30,    Dec. 31,
                                                                                           1996        1995
                                                                                       -----------  ----------
                                                                                       (unaudited)  (see note)
ASSETS
Current assets:
 Cash and cash equivalents                                                              $    144    $    325
 Accounts receivable, less allowance for doubtful accounts of $867 and $712
   at September 30, 1996, and December 31, 1995, respectively                             25,209      18,893
Other accounts receivable                                                                    637         337
Inventories                                                                               43,379      38,452
Prepaid expenses                                                                           3,938       3,940
Deferred income tax asset                                                                    392         293
                                                                                        --------    --------
  Total current assets                                                                    73,699      62,240
                                                                                        --------    --------

Property, plant and equipment, at cost, less accumulated depreciation
  and amortization                                                                         6,331       5,555

Other assets:
 Intangible assets, at cost, less accumulated amortization                                 2,284       2,466
 Other assets                                                                                 27          14
                                                                                        --------    --------
  Total other assets                                                                       2,311       2,480
                                                                                        --------    --------

                                                                                        $ 82,341    $ 70,275
                                                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade                                                                $  9,451    $  9,034
 Accrued expenses                                                                            694       2,231
 Current portion of long-term debt                                                           500         463
                                                                                        --------    --------
  Total current liabilities                                                               10,645      11,728
                                                                                        --------    --------

Revolving credit facility                                                                 39,838      26,079
Long-term debt                                                                             7,126       7,454
Non-current deferred income tax liability                                                    604         466

Shareholders' equity:
 Preferred stock, no par value
  (5,000 shares authorized, no shares issued or outstanding)
 Common stock, no par value
  (20,000 shares authorized, 5,047 and 5,230 shares issued and outstanding
  as of September 30, 1996 and December 31, 1995, respectively)                           12,460      13,487
 Retained earnings                                                                        11,869      11,061
                                                                                        --------    --------
                                                                                          24,329      24,548
 Unearned compensation                                                                      (201)       --
                                                                                        --------    --------
  Total shareholders' equity                                                              24,128      24,548
                                                                                        --------    --------
                                                                                        $ 82,341    $ 70,275
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

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                 Three Months Ended         Nine Months Ended
                                                                 ------------------         -----------------
                                                                   1996        1995          1996       1995
                                                                   ----        ----          ----       ----
Sales                                                           $ 38,857    $ 39,094      $107,951   $110,103
Cost of goods sold                                                31,833      31,418        87,806     89,491
                                                                --------    --------      --------   --------
  Gross profit                                                     7,024       7,676        20,145     20,612


Selling, general and administrative expenses                       5,537       5,224        16,306     13,683
                                                                --------    --------      --------   --------
  Income from operations                                           1,487       2,452         3,839      6,929


Other income (expenses):
  Interest income                                                    118         128           359        345
  Interest expense                                                  (967)       (825)       (2,424)    (2,312)
  Other income (expense)                                              (1)          9           (32)       142
                                                                --------    --------      --------   --------
Income before income taxes                                           637       1,764         1,742      5,104


Income tax expense                                                   231         647           623      1,863
                                                                --------    --------      --------   --------


Net income                                                      $    406    $  1,117      $  1,119   $  3,241
                                                                ========    ========      ========   ========


Earnings per share                                              $   0.08    $   0.21      $   0.22   $   0.62
                                                                ========    ========      ========   ========


Weighted average shares outstanding                                5,085       5,230         5,160      5,230
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

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                       -----------------
                                                                                       1996         1995
                                                                                       ----         ----
Cash flows from operating activities:
 Net income                                                                         $  1,119      $  3,241
 Adjustments to reconcile net income to net cash used in operating activities:
  Non-cash charges to income                                                           1,589         1,145
  Changes in assets and liabilities:
   Accounts receivable                                                                (7,451)       (6,709)
   Inventories                                                                        (4,928)          858
   Prepaid expenses                                                                        2        (1,875)
   Accounts payable, trade                                                               418        (1,583)
   Other                                                                              (1,551)        1,643
                                                                                    --------      --------
     Net cash used in operating activities                                           (10,802)       (3,280)
                                                                                    --------      --------

Cash flows from investing activities:
 Proceeds from sale of assets                                                             33          --
 Purchase of property, plant and equipment                                            (1,256)         (259)
 Purchase of intangible assets                                                           (36)        --
 Business acquisition                                                                    --         (7,076)
 Change in industrial revenue refunding bond reserve                                      44          (113)
                                                                                    --------      --------
     Net cash used in investing activities                                            (1,215)       (7,448)
                                                                                    --------      --------

Cash flows from financing activities:
 Gross borrowings on revolving credit facility                                       116,288       116,489
 Gross repayments on revolving credit facility                                      (102,529)     (105,032)
 Principal payments on capital lease obligations                                         (31)        --
 Principal payments on long-term debt                                                   (304)          (41)
 Common stock repurchase                                                              (1,277)        --
 Dividends to shareholders                                                              (311)         (314)
                                                                                    --------      --------
     Net cash provided by financing activities                                        11,836        11,102
                                                                                    --------      --------

     Net change in cash and cash equivalents                                            (181)          374

Cash and cash equivalents:
 Beginning of period                                                                     325          --
                                                                                    --------      --------
 End of period                                                                      $    144      $    374
                                                                                    ========      ========


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996
                     (in thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.


2.  INVENTORIES

Inventories consisted of the following:

                                        September 30,         December 31,
                                             1996                 1995
                                        -------------         ------------
           Finished goods                  $ 41,769             $ 37,391
           Raw materials                      1,009                  718
           Work in process                      601                  343
                                           --------             --------
                                           $ 43,379             $ 38,452
                                           ========             ========



3.  COMMON AND PREFERRED STOCK

The Company reacquired 100, 93, and 30 shares of its common stock in April, July and September of 1996, respectively, and recorded it using the cost method of accounting for treasury stock. In May 1996, the Company awarded 40 shares of restricted common stock to Joseph F. Murray, Jr., President and Chief Executive Officer. The restrictions will be released pro-rata over a four year period. The stock award was valued at the market price per share, and unearned compensation was recorded in equity. Compensation expense will be recognized as the award vests over the four year period.

The Company had granted at September 30, 1996, and December 31, 1995, fully vested options for 112 and 142 common shares, respectively. At September 30, 1996, the 112 shares under option had an exercise price of $7.00 per share which equaled the market price per share on the date of grant. The options may be exercised at any time on or before June 16, 2003. As of September 30, 1996, no options had been exercised.

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

RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1996 were $38.9 million, as compared to $39.1 million for the same period in 1995, a decrease of $237,000, or 0.6%. Sales for the nine months ended September 30, 1996 were $108.0 million, as compared to $110.1 million for the same period in 1995, a decrease of $2.2 million, or 2.0%. Included in these amounts were sales from the subsidiaries of $4.3 million and $8.9 million for the three and nine months ended September 30, 1996, respectively, and $4.1 million and $4.5 million for the three and nine months ended September 30, 1995, respectively. Sales of hunting and shooting sports products showed an increase of 1.4% in the three months ended September 30, 1996 as compared to the same period in 1995, while camping, archery and outdoor accessory sales declined 9.8% for the same period. The marine accessory group also showed an increase in sales of 6.6% for the three months ended September 30, 1996 as compared to the same period in 1995. The increase in the hunting and shooting sports products sales for the third quarter was stimulated by special promotions offered by certain firearm manufacturers where the cost savings were passed along to the customers, as well as more aggressive promotions at the distributor level. Management believes that the weak consumer demand in 1995 and 1996 has led retailers to reduce their inventory levels and subsequently purchase inventory more on a "Just in Time" basis. Retailers are currently reluctant to purchase inventory ahead of the typical hunting seasons, even with the incentive of extended terms and additional discounts. Sales of the hunting and shooting, camping, archery and outdoor accessories combined declined 8.3% for the nine months ended September 30, 1996 as compared to the same period in 1995. Management believes that the general slowdown in the hunting and shooting sports industry is likely to continue to lead to difficult sales comparisons in the near future.

Gross profit was $7.0 million (18.1% of sales) for the three months ended September 30, 1996, as compared to $7.7 million (19.6% of sales) for the same period in 1995, a decrease of $652,000, or 8.5%. Gross profit for the nine months ended September 30, 1996 was $20.1 million (18.7% of sales), as compared to $20.6 million (18.7% of sales) for the same period in 1995, a decrease of $467,000, or 2.3%. The decline in the gross profit as a percent of sales in the third quarter was mainly due to lowering prices within the traditional distribution business to remain competitive, including an increased percentage of current year sales being generated by promotional mini-catalogs. Management expects the competitive pricing pressures on the traditional distribution business to continue. The higher gross profits, as a percentage of sales from the subsidiaries, helped to offset the decline in gross profit as a percentage of sales in the traditional distribution business.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $5.5 million (14.2% of sales), as compared to $5.2 million (13.4% of sales) for the same period in 1995, an increase of $313,000, or 6.0%. Selling, general and administrative expenses for the nine months ended September 30, 1996 were $16.3 million (15.1% of sales), as compared to $13.7 million (12.4% of sales) for the same period in 1995, an increase of $2.6 million, or 19.2%. Increased expenses were incurred as a result of operating the subsidiaries for a full year as compared to a partial year in 1995, increased costs incurred with the computer equipment and information systems upgrades and increased expenses in catalog and mini-catalog production. Expenses that decreased were directly related to the decrease in sales, such as sales and management bonuses and net shipping charges.

Interest expense was $967,000 (2.5% of sales) for the three months ended September 30, 1996, as compared to $825,000 (2.1% of sales) for the same period in 1995, an increase of $142,000, or 17.2%. Interest expense for the nine months ended September 30, 1996 was $2.4 million (2.2% of sales), as compared to $2.3 million (2.1% of sales) for the same period in 1995, an increase of $112,000, or 4.8%. The benefit of lower interest rates through the third quarter of 1996, as compared to the same period in 1995, was more than offset by increased borrowings to operate the subsidiaries and fund the increase in working capital.

Income tax expense was $231,000 for the three months ended September 30, 1996 as compared to $647,000 for the same period in 1995. Income tax expense was $623,000 for the nine months ended September 30, 1996 as compared to $1.9 million for the same period in 1995. The effective tax rate for the three months ended September 30, 1996 was 36.3%, as compared to 36.7% for the same period in 1995. The effective tax rate for the nine months ended September 30, 1996 was 35.8%, as compared to 36.5% for the same period in 1995. The difference in tax rate is the result of having multi-state operations in the first nine months of 1996, which were not in operation in the first nine months of 1995.

SEASONALITY AND QUARTERLY INFORMATION

Historically the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries acquired during 1995 are also expected to be seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses expected in the first and, possibly, second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash used in operating activities was $10.8 million during the nine months ended September 30, 1996 as compared to $3.3 million for the same period in 1995. The increase in net cash used in operating activities in 1996 was mainly due to lower net income, growth of inventories and a decrease in accrued expenses. Inventories have continued to grow in 1996, as compared to prior year levels, due to special bulk purchases from certain firearm vendors in anticipation of peak season demand. In addition, other opportunity purchases were made from vendors which have given larger discounts for these volume purchases. The inventory increase was partially offset by an increase in accounts payable and a decline in prepaid expenses.

Net cash used in investing activities was $1.2 million during the nine months ended September 30, 1996 as compared to $7.4 million for the same period in 1995. The decrease in net cash used in investing activities was mainly due to the business acquisitions in 1995, offset somewhat by increased purchases of fixed assets in 1996. The increase in purchases of fixed assets was mainly due to computer equipment and information systems upgrades.

Net cash provided by financing activities was $11.8 million during the nine months ended September 30, 1996 as compared to $11.1 million for the same period in 1995. The Company obtained the additional cash needed to fund operations by increasing borrowings under its revolving credit facility by $13.8 million and $11.5 million during the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, the Company used a portion of the proceeds from the revolving credit facility to make principal payments on long-term debt, to repurchase common stock and to pay dividends.

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

During the nine months ended September 30, 1996, the Company entered into several commitments to upgrade its computer equipment and information systems in the aggregate amount of approximately $1.3 million, of which approximately $550,000 is expected to be paid in lease payments over a three year period. The total cost of the computer upgrades is expected to be approximately $2.5 million.

Principle maturities on the Company's industrial revenue refunding bonds for the remainder of 1996 will be $112,500, and maturities for 1997 and 1998 will be $467,000 and $517,000, respectively. Future interest charges, assuming a fixed rate of 10.625%, will be approximately $231,000 for the remainder of 1996, and $908,000 and $859,000 for 1997 and 1998, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 1996 and through the end of 1998.

PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits

             27 - Financial Data Schedule (For SEC use only).

         (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              Ellett Brothers, Inc.



Date:  November 14, 1996
                              By:         /s/ Joseph F. Murray, Jr.
                                  ---------------------------------------
                                              Joseph F. Murray, Jr.
                                          President, Chief Executive
                                             Officer and Director




                              By:         /s/ Richard M. Eddinger
                                  ---------------------------------------
                                              Richard M. Eddinger
                                  Vice President and Chief Financial Officer
                                 (principal financial and accounting officer)