Form 10-K405
period 1996-12-31
ELLETT BROTHERS INC
filed 1997-03-31
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  [No Fee Required, Effective October 7, 1996]

                   For the Fiscal Year Ended December 31, 1996

                                       OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

           For the transition period from                  to

                         Commission File Number 0-21632

                              ELLETT BROTHERS, INC.
             (Exact name of Registrant as specified in its charter)

     SOUTH CAROLINA                                    57-0957069
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)


     267 COLUMBIA AVENUE, CHAPIN, SOUTH CAROLINA       29036
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (803) 345-3751

           Securities registered pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

        Title for each class          Name of each exchange on which registered
     COMMON STOCK (NO PAR VALUE)             NASDAQ NATIONAL MARKET SYSTEM

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 28, 1997 there were 5,081,000 shares of common stock of the registrant outstanding, and the aggregate market value of the shares of common stock held by nonaffiliated shareholders (based upon the closing price for the stock on the Nasdaq National Market on February 28, 1997) was $11,816,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of this report.

Portions of the Registrant's Proxy Statement in connection with the Registrant's 1996 Annual Meeting of Shareholders to be held May 28, 1997 are incorporated by reference into Part III of this report.

PART I

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, 'forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.



ITEM 1. BUSINESS

                                   BACKGROUND
GENERAL

Ellett Brothers, Inc. and subsidiaries (the "Company") is a nationwide marketer and supplier of natural outdoor sporting goods products. The Company markets and distributes a broad line of products and accessories for hunting and shooting sports, marine, camping, archery, and other related outdoor activities. The Company's product line, which contains over 60,000 stock-keeping units (SKU's), includes firearms, ammunition, marine electronics, small engine replacement parts, electric trolling motors, binoculars, cutlery, archery equipment, leather goods, flashlights, tents, lanterns, sportsmen's gifts, camping accessories, decorative boxes, licensed nostalgia items and a variety of other natural outdoor sporting goods products. During fiscal years 1996, 1995 and 1994, revenues from sales of firearms and ammunition comprised approximately 49.2%, 50.8%, and 63.2%, respectively, of the Company's revenues. The Company features such recognized brand names as Remington, Ruger, Winchester, Daisy, Rocky Shoes and Boots, LaCrosse, Motorguide, Coleman, Rubbermaid, Swiss Army, Bear Archery, and Nikon. The Company's mailing address is 267 Columbia Avenue, Chapin, South Carolina, 29036, and its telephone number is (803) 345-3751.

Ellett Brothers, Inc. ("Ellett") was incorporated in the state of South Carolina in June 1992 as the successor to the business that has operated continuously under the Ellett Brothers name through various ownerships since 1933. Ellett made an initial public offering of its common stock in June 1993 with a follow-on offering in October of 1994. During 1995, Ellett implemented its acquisition strategy by acquiring assets of entities with products that complement Ellett's existing product line as well as opening the possibility of new markets or channels of distribution. As a result, substantially all of the assets of Evans Sports, Inc. ("Evans") and Vintage Editions, Inc. ("Vintage") were acquired in April and September 1995, respectively. Evans is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. Vintage is a manufacturer of specialty licensed nostalgia products. Also in August 1995, Ellett purchased the accounts receivable and inventory of Safesport Manufacturing Company ("Safesport") and subsequently relocated these assets to South Carolina. Safesport is an importer and marketer of outdoor leisure products, specializing in camping accessories and cutlery items. All of the newly acquired assets were transferred to wholly-owned subsidiaries that were incorporated in the state of South Carolina at the time of each respective purchase.

HISTORICAL DEVELOPMENT

Ellett originally distributed only fishing supplies to independent sporting goods dealers located in North Carolina, South Carolina, and Georgia. In 1957, Ellett began distributing hunting and shooting sports products and outdoor accessories in an expanded territory and subsequently discontinued the distribution of fishing equipment. In the early 1970's, Ellett instituted a teleservicing program that resulted in significant growth in sales and profits. Shortly thereafter, Ellett eliminated all field sales personnel and began selling exclusively through its teleservicing staff. By the end of that decade, the teleservicing operation had transformed Ellett into a leading national distributor of outdoor sporting goods products, with a primary emphasis on hunting and shooting sports. In late 1988, the Company began broadening its product line to include marine accessories. The Company's marine accessories business has proven to be a natural extension of Ellett Brothers' traditional sporting goods business, with sales increasing from $2.6 million in 1989 to over $19.3 million in 1996. In 1994, Ellett formed a new sales group to specifically target archery retailers, and have shown continued growth since their inception. The subsidiaries were also purchased to further add to the growth of the Company, by providing increased sales and gross profit as well as new channels of distribution.

                             DESCRIPTION OF BUSINESS

MARKETING AND DISTRIBUTION

To optimize its responsiveness to its distribution customers and suppliers, Ellett utilizes a highly-trained group of business unit managers and state-of-the-art telecommunications technology rather than a field sales force. Ellett's customer base is organized into individual business units. Each sales associate, after ten weeks of intensive training, is promoted to manager of an individual business unit serving a designated customer base. Each business unit manager also receives an additional 200 hours of training annually. The teleservicing speed with which sales programs can be implemented is a pivotal aspect of Ellett's operation. Teleservicing enables Ellett to communicate frequently with its entire customer base, providing timely updates on market developments, new product introductions, promotions, order status and inventory availability. Ellett believes that it is capable of contacting its entire customer base in two days rather than the weeks typically required by a traditional field sales force.

The subsidiaries use a combination of teleservicing similar to Ellett's and a traditional field sales force. Safesport has a teleservicing staff of five business unit managers as well as outside sales representatives located across the United States. Evans and Vintage rely on an inside marketing staff as well as outside sales representatives. The products of the subsidiaries are also cross-marketed to traditional Ellett customers by Ellett's sales associates to help generate additional sales for the subsidiaries.

Another important element in maintaining successful customer relationships has been Ellett's ability to ship orders in a timely fashion. Ellett monitors its inventory levels through its computerized inventory control system allowing it to minimize out-of-stock inventory positions. Customer orders are usually ready for shipment within six business hours following the time the order is received by a business unit manager. Safesport's inventory control system is also similar to Ellett's and produces the same benefits to its customers. Consequently, the Company has virtually no backlog of orders.

The Company utilizes United Parcel Service for delivery services to the majority of its customers, while a few customers pick up merchandise with their own fleet of trucks. The use of UPS has allowed the Company to avoid the substantial fixed costs associated with regional warehouse locations and a fleet of trucks.

PURCHASING AND SUPPLIERS

The Company currently purchases products from approximately 900 manufacturers and other suppliers. Management believes that the Company's size, reputation, prompt payment history and overall knowledge of independent sporting goods retailers have contributed to strong relationships with its suppliers. By taking advantage of periodic extended payment programs offered by many of these suppliers, the Company is able to make similar extended payment programs available to its customers. Certain suppliers also provide advertising allowances to the Company to assist in the promotion and sale of their products. The Company's four largest suppliers accounted for approximately 30.2%, 26.6% and 21.8% of the Company's purchases during 1996, 1995 and 1994, respectively. The Company believes that its relationships with its suppliers are generally good, however the Company has no long-term purchase commitments with any of its suppliers.

CUSTOMERS

The Company currently sells to over 25,800 active customer accounts (defined as customers who have made a purchase from the Company within the last twelve months), the majority of which are independent natural outdoor sporting goods retailers (versus mass merchandisers). The Company seeks to expand its existing customer base further through the identification of new or alternative channels for its product lines. New distribution channels recently targeted by the Company include specialty pro shop retailers of archery products, industry organization groups and larger sporting goods stores.

Each of Ellett's and Safesport's customers has a specifically-assigned business unit manager who develops a continuing relationship with the customer. As a result, management believes that these customers benefit from more personal and timely interaction with the Company, and the Company benefits from better management of customer relationships. Business unit managers continually update each customer's file with product, sales and other customer-specific information to tailor the Company's services to better suit the customer's needs. Customers regularly contact their personal business unit manager to obtain current information regarding compatible products and accessories, product warranties and product availability.

The Company's largest customer account was responsible for approximately 2.4% of 1996 sales, and sales to the Company's ten largest customer accounts represented approximately 5.8% of 1996 sales.

COMPETITION

The industry in which Ellett competes is extremely competitive. The principal methods of competition within the natural outdoor sporting goods distribution industry include purchasing convenience, customer service, inventory selection, price and rapid customer order turnaround. Ellett believes that it differentiates itself by its strategies of servicing each customer through that customer's own personal business unit manager, providing customers with ongoing product and market information and after-the-sale follow-up, carrying one of the most extensive selections of inventory in its various product categories and having customer orders generally ready for shipment within six business hours of the order being received by a business unit manager.

Ellett's customer base consists almost exclusively of independent sporting goods retailers located across the United States. Ellett competes with other national distributors, various regional and local distributors and various manufacturers who sell certain products directly to these retailers. Ellett has identified approximately 80 distributors, of whom approximately 10 are national in scope, competing in the hunting and shooting sports, camping and archery products and outdoor accessories markets, and has identified approximately 60 other distributors competing in the marine accessories markets. Certain of these competitors may have substantially greater financial resources, larger sales and support staffs and greater purchasing power than Ellett. Ellett's ability to compete successfully depends on factors both within and outside its control, including its ability, if necessary, to support reductions in selling prices through reductions in operating expenses, timing and success of product introductions, access to high demand products, successful inventory management, suitable product quality, reliability and price and general economic conditions. Ellett also indirectly competes with sporting goods mass merchandisers or "superstores," to which Ellett generally does not sell but which generally sell in competition with the Ellett's primary customer base of independent sporting goods retailers.

Although Ellett shares customers with its subsidiaries, competition in the markets of the subsidiaries differs from Ellett's traditional distribution business. Management believes Evans and Vintage hold the majority of the market for nostalgic and licensed decorative boxes, with a few smaller companies competing for market share. Evans' customer base is dominated by mass merchandisers and Vintage's sales are predominately through specialty catalogs and gift shops. The main competitive factor for Evans and Vintage is being able to produce a product timely and at a price level commensurate to the quality of the item. Safesport has a higher level of competition within the camping accessories and cutlery market with approximately a dozen competitors. Like Ellett, Safesport relies on its teleservicing sales staff, pricing and availability of inventory as well as shipping customer orders as soon as possible.

GOVERNMENT REGULATION AND LICENSES

In recent years, an increasing amount and variety of legislation aimed at eliminating or limiting the production, sale, possession, ownership and use of certain kinds of firearms has been introduced in the United States Congress and in various state legislatures, and the Company expects that such legislation will continue to be introduced in the future. In addition, certain states and other local governments have already adopted, or are currently considering the adoption of, laws aimed at the control of firearm possession and ownership by the public. In 1994, the Brady Bill, which imposes up to a five-day waiting period for a background check for purchasers of handguns, became effective. In May 1994, the federal government banned the importation of firearms and ammunition from China, including three types of firearms and related ammunition sold by the Company, and the September 1994 Crime Bill imposed a ban on the production and importation, but not the sale, of 19 types of firearms (including copycat versions), six of which are sold by the Company, as well as large capacity magazines. Such legislation however, still allows the Company to continue to sell these products. There can be no assurance that existing and future gun control legislation will not have a substantial negative impact on consumer demand for firearms and result in a material adverse effect on the Company's financial condition and results of operations.

The Company is also subject to a variety of federal, state and local laws and regulations relating to, among other things, advertising, the sale and handling of firearms, the offering and extension of credit and workplace and product safety, including various regulations concerning the storage of gunpowder. Certain governmental licenses and permits are also necessary in connection with the Company's operations. In particular, as with any seller of firearms, the Company is required to maintain a federal firearms license that imposes various restrictions and conditions on the Company's operations, including a requirement that the Company resell firearms and ammunition only to federally licensed firearms dealers. In addition, all exports of firearms and ammunition require federal government licenses in advance of shipment. In the event that the Company should be determined to be in violation of any applicable regulations, licenses or permits, the Company could become subject to cease and desist orders, injunctions, civil fines and other penalties. Any such penalties could have a material adverse effect on the Company's business and results of operations.

SEASONALITY

Historically the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery, and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries have been seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses in the first and second quarters. The Company's quarterly operating results also may be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

ASSOCIATES

The Company views all of its personnel as associates of the Company, rather than merely as employees. As of February 28, 1997, the Company employed approximately 430 associates, none of whom was a member of an industry trade union or collective bargaining unit. Part-time workers (primarily clerical and distribution) are also utilized over the course of the year as needed to assist the Company during periods of peak sales.

COMPANY TRADENAMES AND TRADEMARKS

The Company utilizes several trade names, trademarks and service marks in the course of its business, including, among others, the Ellett Brothers(R), Ellett Brothers As Big As All Outdoors(R), As Big As All Outdoors(R), and Safesport(R) trademarks. Although the Company's operations are not dependent upon any single trade name or trademark, other than the Ellett Brothers trademark, the Company considers its various trademarks and trade names to be valuable to its business.


ITEM 2. PROPERTIES

The Company's operations are carried out at five separate locations. The following table sets forth certain information regarding each of these facilities:

                                           Approximate
                                         Aggregate Usable
                                             Square Feet            Status
                                         ---------------------------------
      Chapin, South Carolina                  190,000               Owned
      Chapin, South Carolina                   40,000               Owned
      Newberry, South Carolina                140,000               Owned
      Houston, Missouri                        62,000               Leased
      Taylorsville, North Carolina             30,000               Leased

The Company's headquarters is housed in the 190,000 square foot, two-story office and warehouse facility located on 12 acres of land owned by the Company. The second floor of this facility, approximately 40,000 square feet, encompasses the Company's teleservicing sales and administrative departments, including a complete media workshop as well as a video and photography studio. Both of the Chapin, South Carolina facilities serve as collateral under the Company's industrial revenue refunding bonds. See Note 8 to the Financial Statements incorporated by reference into this report as set forth in Item 8. The Newberry facility, located on 16.4 acres of land owned by the Company, includes 34,000 square feet of warehouse space added in February 1996 to accommodate the distribution operations of Safesport relocated from Denver, Colorado.


ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. See Note 13 to the Financial Statements incorporated by reference into this report as set forth in Item 8.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Ellett Brothers, Inc. during the fourth quarter of fiscal year 1996.

PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

The Company did not sell any equity securities during the fiscal year ended December 31, 1996 which were not registered under the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA

The information required for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

The consolidated balance sheets of Ellett Brothers, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and the report dated February 14, 1997 of Coopers & Lybrand L.L.P., independent accountants, are incorporated by reference from the Company's 1996 Annual Report to Shareholders.

(B) SUPPLEMENTARY DATA

Quarterly results of operations for 1996 and 1995 are incorporated by reference from of the Company's 1996 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than April 30, 1997, a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by the Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 28, 1997, under the caption "DIRECTORS AND EXECUTIVE OFFICERS".

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 28, 1997 under the captions "EXECUTIVE COMPENSATION", "OPTIONS GRANTS", "FISCAL YEAR-END OPTION VALUES", "SAVINGS AND RETIREMENT PLAN", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" AND "PERFORMANCE GRAPH."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 28, 1997 under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 28, 1997 under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

         1.  Financial Statements:

                  Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
                  Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994
                  Consolidated Statements of Cash Flows - Years ended
                  December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements
                  Report of Independent Accountants

         This information is incorporated by reference from the Company's 1996 Annual Report to Shareholders as noted in Item 8 and included as Exhibit 13 filed as part of this Form 10-K.

         2.  Financial Statement Schedules:

                  Independent Auditors' Report - Page 8
                  Schedule II - Valuation and Qualifying Accounts - Page 9

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

         3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages 11 and 12 are filed as part of this report.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Ellett Brothers, Inc.


Our report on the consolidated financial statements of Ellett Brothers, Inc. and subsidiaries is included on page 20 of the Company's 1996 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedule, Schedule II - Valuation and Qualifying Accounts, included on page 9 herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


Raleigh, North Carolina
February 14, 1997

                              ELLETT BROTHERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 & 1994

                                 (IN THOUSANDS)





                                               Balance at       Charged to    Charged to                Balance at
                                                Beginning          Cost/         Other                      End
                        Description             of Period        Expenses      Accounts    Deductions    of Period
                   ---------------------        ---------        --------      --------    ----------    ---------

1996
            Allowance for Doubtful Accounts       $  712         $   933      $  1,471(B)   $ 2,366(A)   $750
                                                  ======         =======      ========      =======      ====

            Allowance for Obsolete Inventory      $  500(D)      $   -  (E)   $   --        $   -  (F)   $500
                                                  ======         =======      ========      =======      ====

1995
            Allowance for Doubtful Accounts       $  521         $   905      $  1,645(C)   $ 2,359(A)   $712
                                                  ======         =======      ========      =======      ====

            Allowance for Obsolete Inventory      $  250(D)      $   -  (E)   $    250(G)   $   -  (F)   $500
                                                  ======         =======      ========      =======      ====

1994
            Allowance for Doubtful Accounts       $  512         $   887      $    953(B)   $ 1,831(A)   $521
                                                  ======         =======      ========      =======      ====

            Allowance for Obsolete Inventory      $  250(D)      $   -  (E)   $   --        $   -  (F)   $250
                                                  ======         =======      ========      =======      ====


----------
The information above is provided in support of the financial statements as further described in Note 2 to the financial statements.

(A)      Represents actual write-off of uncollectable accounts.

(B)      Recoveries.

(C) Represents $1,305 of recoveries and $340 of reserves established at the acquisition of the Acquired Businesses and purchased accounts receivable of another entity.

(D) The Company maintains a general reserve for excess or obsolete inventory and for lower of cost or market adjustments. As part of the Company's inventory management, slow moving items are identified and prices are reduced until the items are liquidated. These sales are part of sales and cost of sales.

(E)      Reflected as cost of sales. See Note D above.

(F)      Reflected as sales. See Note D above.

(G) Represents reserves established at acquisition of the Acquired Businesses and purchased inventory of another entity.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ELLETT BROTHERS, INC.
                                          (Registrant)


Date: March 31, 1997                      By:   /s/ Joseph F. Murray, Jr.
                                              ---------------------------
                                              Joseph F Murray, Jr.
                                              President and Chief Executive
                                              Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



        Signature                              Title                          Date
        ---------                              -----                          ----


/s/ Robert D. Gorham, Jr.              Chairman of the Board              March 31, 1997
-------------------------
Robert D. Gorham, Jr.


/s/ Joseph F. Murray, Jr.             Director, President and             March 31, 1997
-------------------------             Chief Executive Officer
Joseph F. Murray, Jr.


/s/ Richard M. Eddinger         Vice President of Finance, Treasurer      March 31, 1997
-------------------------           and Chief Financial Officer
Richard M. Eddinger


/s/ E. Wayne Gibson             Director, Chairman of the Executive       March 31, 1997
-------------------------             Committee and Secretary
E. Wayne Gibson


/s/ William H. Batchelor                      Director                    March 31, 1997
-------------------------
William H. Batchelor


/s/ Charles V. Ricks                          Director                    March 31, 1997
-------------------------
Charles V. Ricks


/s/ William H. Stanley                        Director                    March 31, 1997
-------------------------
William H. Stanley


                                INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

3(a) Articles of Incorporation of the Corporation. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

3(b) Bylaws of the Corporation. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(a) Specimen Stock Certificate for the Common Stock of the Corporation. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(c) Loan Agreement between Lexington County, South Carolina and Ellett Brothers Limited Partnership dated as of November 1, 1988. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(d) Promissory Note of Ellett Brothers Limited Partnership to Lexington County, South Carolina dated December 1, 1988. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(e) Trust Indenture between Lexington County, South Carolina and Ellett Brothers Limited Partnership dated as of November 1, 1988. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(f) Mortgage and Security Agreement between Ellett Brothers Limited Partnership and Citizens and Southern Trust Company (South Carolina), National Association, dated as of November 1, 1988. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(i) Form of Amendment dated June 3, 1992 between Ellett Brothers Limited Partnership, NationsBank, Allstate Municipal Income Opportunities Trust and Allstate Municipal Income Trust II relating to the Loan Agreement filed as Exhibit 4(c). Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

4(j) Form of Letter Agreement dated July 29, 1992 among Allstate Municipal Income Opportunities Trust, Allstate Municipal Income Trust II, Ellett Brothers Limited Partnership, NationsBank and Lexington County relating to the Loan Agreement filed as Exhibit 4(c). Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

4(k) Letter dated February 23, 1993 of Allstate Municipal Income Opportunities Trust and Allstate Municipal Income Trust II to Ellett Brothers Limited Partnership relating to the Loan Agreement filed as Exhibit 4(c). Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(l) Form of Assignment and Assumption Agreement dated June 9, 1993 between Ellett Brothers Limited Partnership and Ellett Brothers, Inc. relating to the Loan Agreement filed as Exhibit 4 (c). Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

10(a) Option Agreement with Joseph F. Murray, Jr. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

10(b) Option Agreement with Leonard C. Hale. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10(c) Option Agreement with Richard M. Eddinger. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10(d) Financing and Security Agreement dated June 10, 1994 between First Union Commercial Corporation and the Corporation. Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

10(e) Amendment dated April 21, 1995 to the Financing and Security Agreement filed as exhibit 10(d). Incorporated by reference to the Exhibit of the same number filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31,
               1995.

10(f) Amendment dated December 23, 1996 to the Financing and Security Agreement filed as Exhibit 10(d).

13 Portions of the Annual Report to Shareholders of the Company for the year ended December 31, 1996. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into the report, such Annual Report to Stockholders in furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

21             Subsidiaries of the Registrant.

27             Financial data schedule.