Form 10-Q
period 1997-03-31
ELLETT BROTHERS INC
filed 1997-05-15
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997
                                          --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________



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

As of April 30, 1997, 5,176,918 shares of no par value common stock of the registrant were outstanding.


                              Page 1 of 10 pages.

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                 MARCH 31, 1997

                                      INDEX


Part I.  Financial Information
------------------------------
                                                                                                           Page
                                                                                                           ----
Item 1.    Financial Statements
              Condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996               3

              Condensed consolidated statements of income for the three months ended March 31,
              1997 and 1996                                                                                  4

              Condensed consolidated statements of cash flows for the three months ended March 31,
              1997 and 1996                                                                                  5

              Notes to condensed consolidated financial statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             7



Part II. Other Information                                                                                 Page
--------------------------                                                                                 ----

Item 6.    Exhibits and Reports on Form 8-K                                                                  9

                                                                       Form 10-Q
                                                                          Page 3



PART I. FINANCIAL INFORMATION

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     March 31,          Dec. 31,
                                                                                       1997              1996
                                                                                     --------          --------
                                                                                    (unaudited)        (see note)
ASSETS

Current assets:
  Cash and cash equivalents                                                          $    219          $    139
  Accounts receivable, less allowance for doubtful accounts of $789 and $750
    at March 31, 1997 and December 31, 1996, respectively                              21,623            19,716
  Other accounts receivable                                                               467               878
  Inventories                                                                          41,409            39,756
  Prepaid expenses                                                                      4,489             3,727
  Deferred income tax asset                                                               541               591
                                                                                     --------          --------
    Total current assets                                                               68,748            64,807
                                                                                     --------          --------

Property, plant and equipment, at cost, less accumulated depreciation                   6,059             6,190

Other assets:
  Intangible assets, at cost, less accumulated amortization                             2,206             2,262
  Other assets                                                                            101               101
                                                                                     --------          --------
    Total other assets                                                                  2,307             2,363
                                                                                     --------          --------
                                                                                     $ 77,114          $ 73,360
                                                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                            $ 12,397          $  7,909
  Accrued expenses                                                                      1,113             1,356
  Current portion of long-term debt                                                       521               513
                                                                                     --------          --------
    Total current liabilities                                                          14,031             9,778
                                                                                     --------          --------

Revolving credit facility                                                              30,574            31,515
Long-term debt                                                                          6,836             6,969
Non-current deferred income tax liability                                                 636               461

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)
  Common stock, no par value
    (20,000 shares authorized, 5,177 and 5,065 shares issued and outstanding
    as of March 31, 1997 and December 31, 1996, respectively)                          12,618            12,550
  Unearned compensation                                                                  (206)             (250)
  Retained earnings                                                                    12,625            12,337
                                                                                     --------          --------
    Total shareholders' equity                                                         25,037            24,637
                                                                                     --------          --------
                                                                                     $ 77,114          $ 73,360
                                                                                     ========          ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                       Form 10-Q
                                                                          Page 4



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------

                                                       1997              1996
                                                     --------          --------

Sales                                                $ 36,801          $ 36,722
Cost of goods sold                                     30,458            30,195
                                                     --------          --------
       Gross profit                                     6,343             6,527


Selling, general and administrative expenses            5,149             5,519
                                                     --------          --------
       Income from operations                           1,194             1,008


Other income (expenses):
    Interest income                                       136               134
    Interest expense                                     (717)             (627)
    Other income                                           10                23
                                                     --------          --------
       Income before income taxes                         623               538


Income tax expense                                        231               190
                                                     --------          --------

Net income                                           $    392          $    348
                                                     ========          ========

Earnings per common share                            $   0.08          $   0.07
                                                     ========          ========

Weighted average shares outstanding                     5,171             5,230
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

                                                                       Form 10-Q
                                                                          Page 5



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        --------------------------

                                                                                          1997              1996
                                                                                        --------          --------

Cash flows from operating activities:
  Net income                                                                            $    392          $    348
  Adjustments to reconcile net income to net cash used in operating activities:
    Non-cash charges to income                                                               668               689
      Changes in assets and liabilities:
       Accounts receivable                                                                (1,587)           (1,717)
       Inventories                                                                        (1,653)           (5,968)
       Prepaid expenses                                                                     (762)           (1,903)
       Accounts payable, trade                                                             4,489             6,352
       Accrued expenses                                                                     (243)           (1,417)
                                                                                        --------          --------
         Net cash provided by (used in) operating activities                               1,304            (3,616)
                                                                                        --------          --------

Net cash used in investing activities                                                        (58)             (321)
                                                                                        --------          --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                           34,758            39,664
  Gross repayments on revolving credit facility                                          (35,699)          (35,569)
  Principal payments on capital lease obligations                                            (12)               (8)
  Principal payments on long-term debt                                                      (112)             (100)
  Exercise of stock options by certain executive officers                                      3              --
  Dividends to shareholders                                                                 (104)             (105)
                                                                                        --------          --------
         Net cash provided by (used in) financing activities                              (1,166)            3,882
                                                                                        --------          --------

         Net increase (decrease) in cash and cash equivalents                                 80               (55)

Cash and cash equivalents:
  Beginning of period                                                                        139               325
                                                                                        --------          --------
  End of period                                                                         $    219          $    270
                                                                                        ========          ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1997
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

2.   INVENTORIES

         Inventories consisted of the following:

                                             March 31,     December 31,
                                              1997            1996
                                             -------         -------

                     Finished goods          $39,756         $38,283
                     Raw materials             1,241           1,096
                     Work in process             412             377
                                             -------         -------
                                             $41,409         $39,756
                                             =======         =======

3.   COMMON AND PREFERRED STOCK

On November 18, 1996, the Company issued new options to two of its executive officers to purchase shares of stock at 85% of the market value at the date of exercise. The new options provided that any shares acquired upon exercise would replace on a share for share basis the ten-year options originally granted in 1993 and repriced in 1995 to purchase the same number of shares. The term of these options was for one month and expired on December 18, 1996. Both officers gave their intent to exercise the options before the expiration date and the transaction was pending at year end. On January 6, 1997, 112 shares of common stock were issued to the officers.

4.   EARNINGS PER SHARE

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods' data presented will be restated to conform to the provisions of SFAS No. 128.

The Company has calculated the basic and diluted earnings per share for the three months ended March 31, 1996 and 1997, under the provisions of SFAS No. 128, and determined them to be the same as the reported earnings per share, $0.07 and $0.08, respectively.

                                                                       Form 10-Q
                                                                          Page 7



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1996, and the consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended March 31, 1997 were $36.8 million, as compared to $36.7 million for the same period in 1996, an increase of $79,000, or 0.2%. Included in these amounts were sales from the subsidiaries of $2.0 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. During the first quarter of 1997, sales for the traditional distribution business declined $129,000, or 0.4%. Sales in the hunting and shooting sports product group had an increase of $92,000, or 0.4%. Marine accessories showed continued growth with an increase of $396,000, or 8.4%, while camping, archery and outdoor accessories sales declined by $617,000, or 8.5%. Retailers have continued to reduce their purchases of accessories related to the hunting and shooting products which has led to the continued decline in camping, archery and accessories sales and offset the gains achieved in the other product groups. Subsidiary sales increased by $208,000 over last year, primarily due to Safesport Manufacturing. The Safesport sales increase was due to comparatively lower sales in the first quarter of 1996 due to the relocation of its distribution facilities. While it appears that the hunting and shooting sports industry is slowly returning from its recent declines, management believes that until there is more substantial growth within the industry, the difficult sale comparisons could continue into the future.

Gross profit was $6.3 million (17.2% of sales) for the three months ended March 31, 1997, as compared to $6.5 million (17.8% of sales) for the same period in 1996, a decrease of $184,000, or 2.8%. This decline was primarily driven by larger sales of marine electronics and other lower margin marine accessories and overhead allocation in the subsidiaries during a period of low production and sales. Management believes that the competitive pricing pressures that have forced the decline in margins over the past few years will continue affecting gross profit of the Company as a whole.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $5.1 million (14.0% of sales), as compared to $5.5 million (15.0% of sales) for the same period in 1996, a decrease of $370,000, or 6.7%. Increased expenses were incurred as a result of stock awards to certain executive officers, expenses related to the computer system upgrades and a building addition, and larger than normal associate insurance claims. These increased expenses were offset by larger decreases in bad debt expense, shipping expenses and telephone expense.

Interest expense was $717,000 (1.9% of sales) for the three months ended March 31, 1997, as compared to $627,000 (1.7% of sales) for the same period in 1996, an increase of $90,000, or 14.4%. Interest expense increased due to rising interest rates and a moderate increase in borrowings over the prior year.

Income tax expense was $231,000 for the three months ended March 31, 1997, as compared to $190,000 for the same period in 1996, an increase of $41,000, or 21.6%. The effective tax rate for the three months ended March 31, 1997 was 37.1%, as compared to 35.3% for the same period in 1996. The increase in the effective tax rate was due to the reversal of deferred tax items.


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

                                                                       Form 10-Q
                                                                          Page 8



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 1997 as compared to net cash used in operating activities of $3.6 million for the same period in 1996. The increase in cash provided by operating activities was mainly due to slower buildup of inventories in the first quarter of 1997 as compared to the same period last year. The seasonal inventory buildup in the prior year was due to the Company taking advantage of large volume buys of certain products for the traditional distribution business and the buildup of necessary inventory items for Safesport during their relocation.

Net cash used in investing activities was $58,000 for the three months ended March 31, 1997 as compared to $321,000 for the same period in 1996. The decrease was mainly due to the building addition in 1996 to accommodate the warehousing operations for Safesport that was being relocated from Denver, Colorado to Newberry, South Carolina.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 1997 as compared to net cash provided by financing activities of $3.9 million for the same period in 1996. During the quarter ended March 31, 1997, the Company used cash collections in excess of the current borrowings to reduce its revolving credit facility by $941,000 as well as to make principal payments on long-term debt and to pay dividends. Prior year cash from financing was a result of revolver borrowings to fund working capital requirements.

Working capital requirements for the Company's traditional distribution business have historically been somewhat seasonal in nature. Accounts receivable have generally increased in the first quarter primarily because of the customary industry practice during the first quarter of each year to offer customers extended payment terms for purchases of certain products, thereby extending the payment due dates for a portion of its sales into the third and fourth quarters of the year. Accounts receivable have generally increased further early in the third quarter as additional 60 to 90 day extended terms have been offered to stimulate sales in advance of the Company's highest volume quarters. Accounts receivable usually decrease in the fourth quarter as payments are received on prior quarters' sales and a larger percentage of current sales are made with shorter payment terms. Inventory generally builds during the first two quarters and peaks in the third quarter to support the higher sales volumes of the third and fourth quarters.

Working capital requirements have been seasonal for the subsidiaries. Inventories have increased during the first half of the year to accommodate the sales in the third and fourth quarters. Accounts receivable generally decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Principal maturities on the Company's industrial revenue bonds for the remainder of 1997 will be $354,000, and maturities for 1998 and 1999 will be $517,000 and $567,000, respectively. The annual interest charges, assuming a fixed rate of 10.625%, are $677,000 for the remainder of 1997, and $859,000 and $804,000 for
1998 and 1999, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 1997 and for the foreseeable future.

                                                                       Form 10-Q
                                                                          Page 9



PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27  Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

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


                         Ellett Brothers, Inc.



Date: May 14, 1997

                         By:            /s/ Joseph F. Murray, Jr.
                             ------------------------------------------------
                                          Joseph F. Murray, Jr.
                             President, Chief Executive Officer and Director




                         By              /s/ Richard M. Eddinger
                             ------------------------------------------------
                                           Richard M. Eddinger
                                Vice President and Chief Financial Officer
                               (principal financial and accounting officer)