Form 10-Q
period 1997-06-30
ELLETT BROTHERS INC
filed 1997-08-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------

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

As of June 30, 1997, 5,130,918 of no par value common stock of the registrant were outstanding.



                               Page 1 of 12 pages

                                                                       Form 10-Q
                                                                          Page 2



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                  JUNE 30, 1997

                                      INDEX


Part I. Financial Information
                                                                         Page
                                                                         ----
Item 1. Financial Statements

           Condensed consolidated balance sheets as of
           June 30, 1997 and December 31, 1996                             3

           Condensed consolidated statements of income
           for the six months ended June 30, 1997 and
           1996                                                            4

           Condensed consolidated statements of cash
           flows for the six months ended June 30, 1997
           and 1996                                                        5

           Notes to condensed consolidated financial
           statements                                                      6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      8



Part II. Other Information                                               Page
                                                                         ----

Item 6. Exhibits and Reports on Form 8-K                                  11

                                                                       Form 10-Q
                                                                          Page 3



PART I. FINANCIAL INFORMATION

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      June 30,           Dec. 31,
                                                                                        1997               1996
                                                                                     -----------        ---------
                                                                                     (unaudited)        (see note)
ASSETS

Current assets:
  Cash and cash equivalents                                                            $     80          $    139
  Accounts receivable, less allowance for doubtful accounts of $1,020 and $750
    at June 30, 1997 and December 31, 1996, respectively                                 22,255            19,716
  Other accounts receivable                                                                 522               878
  Inventories                                                                            40,299            39,756
  Prepaid expenses                                                                        2,678             3,727
  Deferred income tax asset                                                               1,819               591
                                                                                       --------          --------
    Total current assets                                                                 67,653            64,807
                                                                                       --------          --------

Property, plant and equipment, at cost, less accumulated depreciation                     6,729             6,190

Other assets:
  Intangible assets, at cost, less accumulated amortization                               2,213             2,262
  Other assets                                                                               27               101
                                                                                       --------          --------
    Total other assets                                                                    2,240             2,363
                                                                                       --------          --------

                                                                                       $ 76,622          $ 73,360
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                              $  8,398          $  7,909
  Accrued expenses                                                                          907             1,356
  Current portion of long-term debt                                                         522               513
                                                                                       --------          --------
    Total current liabilities                                                             9,827             9,778
                                                                                       --------          --------

Revolving credit facility                                                                37,367            31,515
Long-term debt                                                                            6,711             6,969
Non-current deferred income tax liability                                                   611               461

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)
  Common stock, no par value
    (20,000 shares authorized, 5,131 and 5,065 shares issued and outstanding
    as of June 30, 1997 and December 31, 1996, respectively)                             12,439            12,550
  Unearned compensation                                                                    (230)             (250)
  Retained earnings                                                                       9,897            12,337
                                                                                       --------          --------
    Total shareholders' equity                                                           22,106            24,637
                                                                                       --------          --------

                                                                                       $ 76,622          $ 73,360
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

                                                                       Form 10-Q
                                                                          Page 4




                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                   -----------------------         ------------------------
                                                      1997            1996            1997            1996
                                                   --------        --------        --------        --------
Sales                                              $ 34,671        $ 32,372        $ 71,472        $ 69,094
Cost of goods sold                                   31,994          25,778          62,452          55,973
                                                   --------        --------        --------        --------
    Gross profit                                      2,677           6,594           9,020          13,121


Selling, general and administrative expenses          5,802           5,250          10,951          10,769
                                                   --------        --------        --------        --------
    Income (loss) from operations                    (3,125)          1,344          (1,931)          2,352


Other income (expenses):
    Interest income                                     114             107             250             241
    Interest expense                                   (873)           (830)         (1,590)         (1,457)
    Other income (expense)                               (3)            (54)              7             (31)
                                                   --------        --------        --------        --------
Income (loss) before income taxes                    (3,887)            567          (3,264)          1,105


Income tax expense (benefit)                         (1,261)            202          (1,030)            392
                                                   --------        --------        --------        --------


Net income (loss)                                  $ (2,626)       $    365          (2,234)       $    713
                                                   ========        ========        ========        ========


Earnings (loss) per share                          $  (0.51)       $   0.07        $  (0.43)       $   0.14
                                                   ========        ========        ========        ========


Weighted average shares outstanding                   5,163           5,166           5,166           5,198
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                        1997            1996
                                                                                      --------        --------

Cash flows from operating activities:
  Net income                                                                          $ (2,234)       $    713
  Adjustments to reconcile net income to net cash used in operating activities:
    Non-cash charges to income                                                            (332)          1,105
      Changes in assets and liabilities:
       Accounts receivable                                                              (2,338)         (1,718)
       Inventories                                                                        (542)         (5,689)
       Prepaid expenses                                                                  1,049          (3,106)
       Accounts payable, trade                                                             489            (314)
       Accrued expenses                                                                   (449)         (1,559)
                                                                                      --------        --------
         Net cash provided by (used in) operating activities                            (4,357)        (10,568)
                                                                                      --------        --------
Net cash used in investing activities:
  Purchase of property, plant and equipment                                               (905)         (1,099)
  Change in industrial revenue refunding bond reserve                                     --                44
                                                                                      --------        --------
         Net cash used in investing activities                                            (905)         (1,055)
                                                                                      --------        --------
Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                         76,529          81,082
  Gross repayments on revolving credit facility                                        (70,676)        (68,680)
  Principal payments on capital lease obligations                                          (24)            (19)
  Principal payments on long-term debt                                                    (225)           (200)
  Exercise of stock options by certain executive officers                                   24            --
  Common stock repurchase                                                                 (219)           (575)
  Dividends to shareholders                                                               (206)           (208)
                                                                                      --------        --------
         Net cash provided by (used in) financing activities                             5,203          11,400
                                                                                      --------        --------

         Net increase (decrease) in cash and cash equivalents                              (59)           (223)

Cash and cash equivalents:
  Beginning of period                                                                      139             325
                                                                                      --------        --------
  End of period                                                                       $     80        $    102
                                                                                      ========        ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

2.   INVENTORIES

         Inventories consisted of the following:

                                          June 30,         December 31,
                                            1997               1996
                                          -------            -------
               Finished goods             $37,727            $38,283
               Raw materials                1,721              1,096
               Work in process                850                377
                                          -------            -------

                                          $40,299            $39,756
                                          =======            =======

3.   COMMON AND PREFERRED STOCK

The Company reacquired 46 shares of its common stock in June 1997 and recorded the transaction using the cost method of accounting and retired the shares.

During the six months ended June 30, 1997, closing was completed on option grants issued in December 1996 for Mr. Joseph F. Murray (96 shares) and Mr. Richard M. Eddinger (16 shares) of which a detailed presentation may be found in the Proxy Statement issued in April 1997.

4.   EARNINGS PER SHARE

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods' data presented will be restated to conform to the provisions of SFAS No. 128.

The Company has calculated the basic and diluted earnings per share for the three months ended June 30, 1996 and 1997 and the six months ended June 30, 1996 and 1997, under the provisions of SFAS No. 128, and determined them to be the same as the reported earnings per share, $0.14 and ($0.43) and $0.07 and ($0.51), respectively.

                                                                       Form 10-Q
                                                                          Page 7



5.   CLOSING OF SUBSIDIARY OPERATION

In June 1997, Executive Management and the Board of Directors concluded that ongoing operations of the Safesport Manufacturing Company subsidiary were not in the best interest of the Company, and began liquidation of this subsidiary. The liquidation is expected to be concluded by the end of 1997. An after tax reserve of $2,725, or $0.53 per share, was established as of June 30 for the purpose of this liquidation. This reserve was composed of the following components:

                  Inventory Reserve                        $ 3,548
                  Accounts Receivable Reserve                  207
                  Accrued Expenses                             255
                  Current Tax Benefit                       (1,285)
                                                           -------
                      Total Reserve                        $ 2,725

The results (unaudited) for the three and six months ended June 30, 1997, without the impacts of the Safesport subsidiary, would have been:

                                            Three Months           Six Months
                                            ------------           ----------
                  Sales                        $ 32,882             $ 67,963
                  Gross Margin                    5,889               11,721
                  Operating Income                1,269                2,611
                  Net Income                        465                1,043
                  Earnings Per Share           $   0.09             $   0.20

                                                                       Form 10-Q
                                                                          Page 8



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1996, and the condensed consolidated financial statements and related notes included in this Form 10-Q. The results of operations for the three months ended June 30, 1997 were impacted by the $2,725,000, or $0.53 per share, one time after tax expense for the creation of a reserve for the closure of the Safesport Manufacturing subsidiary (see Note 5 to the financial results).

Sales for the three months ended June 30, 1997 were $34.7 million, as compared to $32.4 million for the same period in 1996, an increase of $2.3 million, or 7.1%. Sales for the six months ended June 30, 1997 were $71.5 million, as compared to $69.1 million for the same period in 1996, an increase of $2.4 million, or 3.4%. Included in these amounts were sales from the subsidiaries of $2.7 million and $4.7 million for the three and six months ended June 30, 1997, respectively, and $2.8 million and $4.6 million for the three and six months ended June 30, 1996, respectively.

If the impact of the operations of Safesport were excluded, sales for the three months ended June 30, 1997 would have been $32.9 million versus $30.5 million in the same period of 1996, a 7.9% increase. On the same basis, sales for the six months ended June 30, 1997 would have been $68.0 million as compared to $65.8 million for the same period in 1996, a 3.3% increase.

While there are indications of continued improvement in the distribution business, the third quarter will be negatively impacted by the United Parcel Service/Teamsters strike. In recent history, over 85% of our products have been delivered by UPS and, during the initial days of the strike, sales were below last year's levels. As the strike has continued, alternative methods are being more fully implemented to mitigate the lost sales. The overall sales impact cannot be determined as of this time.

In the second quarter of 1997, as compared to the second quarter of 1996, sales of hunting and shooting sports products increased 10% while camping, archery and outdoor accessories increased 4%. The increases in hunting and shooting sports products reversed a declining sales trend that has existed since early 1995. Management believes that the increase in the sales of these products is the result of an increase in the market share of the Company, in combination with a slight increase in sales for the industry as a whole. The increases in the camping, archery, and outdoor accessories arose primarily from those categories most closely aligned with the hunting and shooting products. During the same quarter, marine accessories sales increased 7% over the same period in 1996, which is consistent with growth in prior periods, and represents continued increase in market share in this industry. The modest decline in sales for subsidiaries, other than the Safesport Manufacturing operation, was primarily the result of the timing of shipments to key customers.

Gross profit was $2.7 million (7.7% of sales) for the three months ended June 30, 1997, as compared to $6.6 million (20.4% of sales) for the same period in 1996, a decrease of $3.9 million. Gross profit for the six months ended June 30, 1997 was $9.0 million (12.6% of sales), as compared to $13.1 million (19.0% of sales) for the same period in 1996, a decrease of $4.1 million. Of this decline, $3.5 million was the result of the establishment of the inventory reserve related to the Safesport closure. Excluding the impact of the creation of the inventory reserve, gross profit would have been $6.2 million (18.0% of sales) and $12.6 million (17.6% of sales) for the three and six months ended June 30, 1997, respectively. The decrease in the gross profit as a percent of sales was the result of competitive pricing pressures in the hunting and shooting sports products business and a shift in product mix in the marine accessories business to lower margin electronics and trolling motors. Gross margin as a percentage of sales decreased in the subsidiary operations due to initial efforts to clear inventory from the Safesport subsidiary, and higher production costs in the other subsidiaries.

                                                                       Form 10-Q
                                                                          Page 9


If the impact of the operations of Safesport were excluded, gross profit for the three months ended June 30, 1997 would have been $5.9 million (17.9% of sales) versus $5.7 million (18.7% of sales) in the same period of 1996. On the same basis, gross profit for the six months ended June 30, 1997 would have been $11.7 million (17.2% of sales) as compared to $11.8 million (17.9% of sales) for the same period in 1996.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $5.8 million (16.7% of sales), as compared to $5.3 million (16.2% of sales) for the same period in 1996, an increase of $552,000, or 10.5%. Selling, general and administrative expenses for the six months ended June 30, 1997 were $11.0 million (15.3% of sales), as compared to $10.8 million (15.6% of sales) for the same period in 1996, an increase of $182,000, or 1.7%. Of second quarter and six months 1997 expense, $462,000 was related to the creation of the Safesport reserve. Some expenses, such as sales bonuses, bad debt expense, and net shipping charges, increased as a result of the increase in sales. Increased expenses were also incurred from catalog and mini-catalog production, while depreciation and equipment maintenance increased as a result of investment in new computer systems. Telephone expenses declined as a result of new contract rates with our carrier.

Excluding the operations of Safesport, selling, general and administrative expenses for the three months ended June 30, 1997 would have been $4.6 million (14.0% of sales) versus $4.5 million (14.7% of sales) in the same period of 1996. On the same basis, selling, general and administrative expenses for the six months ended June 30, 1997 would have been $9.1 million (13.4% of sales) as compared to $9.3 million (14.2% of sales) for the same period in 1996.

Interest expense was $873,000 (2.5% of sales) for the three months ended June 30, 1997, as compared to $830,000 (2.6% of sales) for the same period in 1996, an increase of $43,000, or 5.2%. Interest expense for the six months ended June 30, 1997 was $1.6 million (2.2% of sales), as compared to $1.5 million (2.1% of sales) for the same period in 1996, an increase of $133,000, or 9.1%. Higher interest rates in the first half of 1997, as compared to the same period in 1996, offset lower borrowings, resulting in increased interest expense.

An income tax credit of $1,261,000 exists for the three months ended June 30, 1997 as compared to a $202,000 expense for the same period in 1996. An income tax benefit of $1,030,000 exists for the six months ended June 30, 1997 as compared to a $392,000 expense for the same period in 1996. Of the tax credit, $1,285,000 is derived from the creation of the Safesport reserve. The effective tax rate for the three months ended June 30, 1997 was 32.4%, as compared to 35.6% for the same period in 1996. The effective tax rate for the six months ended June 30, 1997 was 31.6%, as compared to 35.5% for the same period in 1996. The difference in tax rate is driven by the impacts of the Safesport reserve.

The net loss for the three months ended June 30, 1997 was $2.6 million, of which $2.7 million resulted from the creation of the Safesport reserve, as compared to net income of $365,000 (1.1% of sales) for the same period in 1996, a decrease of $3.0 million. Net loss for the six months ended June 30, 1997 was $2.2 million, as compared to net income of $713,000 (1.0% of sales) for the same period in 1996, a decrease of $2.9 million. If the total impact of the operations of Safesport were excluded, net income for the three months ended June 30, 1997 would have been $465,000 (1.4% of sales) versus $338,000 (1.1% of sales) in the same period of 1996, an increase of 37.6%. On the same basis, net income for the six months ended June 30, 1997 would have been $1.0 million (1.5% of sales) as compared to $896,000 (1.4% of sales) for the same period in 1996, an increase of 16.5%.

SEASONALITY AND QUARTERLY INFORMATION

Historically, the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the remaining subsidiaries are expected to be very seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses expected in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

                                                                       Form 10-Q
                                                                         Page 10



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

During the six months ended June 30, 1997, net cash used in operating activities was $3.9 million as compared to $10.6 million for the same period in 1996. The decrease in net cash used in operating activities in 1997 was due to lower cash used in operations and reduction of inventories. The net cash used in investing was due to the purchase of computer software in 1997. During the six months ended June 30, 1997, the Company obtained the additional cash needed to fund operations by increasing borrowings under its revolving credit facility by $5.3 million. The Company also paid dividends of $206,000 in the six months ended June 30, 1997.

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

In the past twelve months, the Company entered into several commitments to upgrade the computer equipment and information systems in the aggregate amount of approximately $2.6 million, of which approximately $550,000 is leased over a three year period. Further efforts in this area will continue through the second quarter of 1998. The total cost of the computer upgrades is expected to be approximately $3.0 million.

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1997 will be $242,000, and maturities for 1998 and 1999 will be $517,000 and $567,000, respectively. Future interest charges, assuming the current fixed rate of 10.625%, will be approximately $446,000 for the remainder of 1997, and $859,000 and $804,000 for 1998 and 1999,
respectively. A letter of agreement has been received from the holder of these bonds which will reduce the fixed rate to 7.50%, following final closing currently scheduled for September. This rate would reduce the 1998 and 1999 interest charges to $606,000 and $568,000, respectively.

During the remainder of the year, cash flow of approximately $3.0 million should be generated from the liquidation of the Safesport operations, which will be used to reduce the balances in the revolving line of credit. Management believes that cash generated from operations, including the liquidation of the Safesport operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 1997 and through the end of 1999.

                                                                       Form 10-Q
                                                                         Page 11



PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27     Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                                                       Form 10-Q
                                                                         Page 12




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              Ellett Brothers, Inc.



Date: August 14, 1997
                             By:            /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                             By:             /s/ Richard M. Eddinger
                                 -----------------------------------------------
                                               Richard M. Eddinger
                                    Vice President and Chief Financial Officer
                                   (principal financial and accounting officer)