Form 10-Q
period 1997-09-30
ELLETT BROTHERS INC
filed 1997-11-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

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

As of September 30, 1997, 5,130,918 shares of no par value common stock of the registrant were outstanding.

                               Page 1 of 12 pages

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1997

                                      INDEX


Part I.  Financial Information                                              Page

Item 1.    Financial Statements

              Condensed consolidated balance sheets as of
              September 30,1997 and December 31, 1996                         3

              Condensed consolidated statements of income
              for the three months ended September 30, 1997
              and 1996, and the nine months ended
              September 30, 1997 and 1996                                     4

              Condensed consolidated statements of cash flows
              for the nine months ended September 30, 1997 and 1996           5

              Notes to condensed consolidated financial statements            6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8



Part II. Other Information                                                  Page


Item 6.    Exhibits and Reports on Form 8-K                                  11

                                                                       Form 10-Q
                                                                          Page 3

PART I. FINANCIAL INFORMATION

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    September 30,        Dec. 31,
                                                                                        1997               1996
                                                                                    -------------       -----------
                                                                                     (unaudited)        (see note)
ASSETS
Current assets:
  Cash and cash equivalents                                                            $     202          $     139
  Accounts receivable, less allowance for doubtful accounts of $1,293 and $750
    at September 30, 1997 and December 31, 1996, respectively                             28,565             19,716
  Other accounts receivable                                                                   15                878
  Inventories                                                                             34,772             39,756
  Prepaid expenses                                                                         1,518              3,727
  Deferred income tax asset                                                                1,868                591
                                                                                       ---------          ---------
    Total current assets                                                                  66,940             64,807
                                                                                       ---------          ---------

Property, plant and equipment, at cost, less accumulated depreciation                      6,700              6,190

Other assets:
  Intangible assets, at cost, less accumulated amortization                                1,999              2,262
  Other assets                                                                                27                101
                                                                                       ---------          ---------
    Total other assets                                                                     2,026              2,363
                                                                                       ---------          ---------
                                                                                       $  75,666          $  73,360
                                                                                       =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                              $   8,500          $   7,909
  Accrued expenses                                                                         1,170              1,356
  Current portion of long-term debt                                                          519                513
                                                                                       ---------          ----------
    Total current liabilities                                                             10,189              9,778
                                                                                       ---------          ----------

Revolving credit facility                                                                 35,788             31,515
Long-term debt                                                                             6,582              6,969
Deferred income tax liability                                                                611                461

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)
  Common stock, no par value
    (20,000 shares authorized, 5,131 and 5,065 shares issued and outstanding
    as of September 30, 1997 and December 31, 1996, respectively)                         12,439             12,550
  Unearned compensation                                                                     (202)              (250)
  Retained earnings                                                                       10,259             12,337
                                                                                       ---------          ---------
    Total shareholders' equity                                                            22,496             24,637
                                                                                       ---------          ---------
                                                                                       $  75,666          $  73,360
                                                                                       =========          =========


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

                                                                       Form 10-Q
                                                                          Page 4


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                         ---------------------------    ----------------------------

                                                             1997         1996               1997        1996
                                                             ----         ----               ----        ----

Sales                                                      $ 41,326     $ 38,857           $112,798     $107,951
Cost of goods sold                                           34,484       31,833             96,936       87,806
                                                           --------     --------           --------     --------
    Gross profit                                              6,842        7,024             15,862       20,145


Selling, general and administrative expenses                  5,421        5,537             16,372       16,306
                                                           --------     --------           --------     --------
    Income (loss) from operations                             1,421        1,487               (510)       3,839


Other income (expenses):
    Interest income                                             115          118                365          359
    Interest expense                                           (945)        (967)            (2,535)      (2,424)
    Other expense                                               (13)          (1)                (6)         (32)
                                                           --------     --------           --------     --------
Income (loss) before income taxes                               578          637             (2,686)       1,742

Income tax expense (benefit)                                    113          231               (917)         623
                                                           --------     --------           --------     --------

Net income (loss)                                          $    465     $    406           $ (1,769)    $  1,119
                                                           ========     ========           ========     ========

Earnings (loss) per share                                  $   0.09     $   0.08           $  (0.34)    $   0.22
                                                           ========     ========           ========     ========

Weighted average shares outstanding                           5,131        5,085              5,154        5,160
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         --------------------------

                                                                                              1997         1996
                                                                                              ----         ----
Cash flows from operating activities:
  Net income (loss)                                                                      $  (1,769)     $  1,119
  Adjustments to reconcile net income to net cash used in operating activities:
    Non-cash charges to income (loss)                                                        1,028         1,589
      Changes in assets and liabilities:
       Accounts receivable                                                                  (9,279)       (7,451)
       Inventories                                                                           4,985        (4,928)
       Prepaid expenses                                                                      2,209             2
       Accounts payable, trade                                                                 591           418
       Accrued expenses                                                                       (186)       (1,551)
                                                                                         ---------      --------
         Net cash used in operating activities                                              (2,421)      (10,802)
                                                                                         ---------      --------

Cash flows used in investing activities:
  Proceeds from sale of assets                                                                                33
  Purchase of property, plant and equipment                                                   (905)       (1,256)
  Purchase of intangible assets                                                                              (36)
  Change in industrial revenue refunding bond reserve                                           --            44
                                                                                         ---------      --------
         Net cash used in investing activities                                                (905)       (1,215)
                                                                                         ---------      --------
Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                            110,329       116,288
  Gross repayments on revolving credit facility                                           (106,055)     (102,529)
  Principal payments on capital lease obligations                                              (39)          (31)
  Principal payments on long-term debt                                                        (342)         (304)
  Exercise of stock options by certain executive officers                                       24            --
  Common stock repurchase                                                                     (219)       (1,277)
  Dividends to shareholders                                                                   (309)         (311)
                                                                                         ---------      --------
         Net cash provided by financing activities                                           3,389        11,836
                                                                                         ---------      --------
         Net decrease in cash and cash equivalents                                             (63)         (181)

Cash and cash equivalents:
  Beginning of period                                                                          139           325
                                                                                         ---------      --------
  End of period                                                                          $     202      $    144
                                                                                         =========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

2.   INVENTORIES

         Inventories consisted of the following:

                                             September 30,         December 31,
                                                 1997                  1996
                                            ---------------       --------------
                 Finished goods                $ 32,109              $ 38,283
                 Raw materials                    1,834                 1,096
                 Work in process                    829                   377
                                               --------              --------
                                               $ 34,772              $ 39,756
                                               ========              ========



3.   EARNINGS PER SHARE

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods' data presented will be restated to conform to the provisions of SFAS No. 128.

The Company has calculated the basic and diluted earnings per share for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996, under the provisions of SFAS No. 128, and determined them to be the same as the reported earnings per share, $0.09 and $0.08 and ($0.34), and $0.22, respectively.

                                                                       Form 10-Q
                                                                          Page 7


4.   CLOSING OF SUBSIDIARY OPERATION

In June 1997, Executive Management and the Board of Directors concluded that ongoing operation of the Safesport Manufacturing Company subsidiary was not in the best interest of the Company, and began liquidation of this subsidiary. The liquidation is expected to be concluded by the end of 1997. An after tax reserve of $2,725, or $0.53 per share, was established as of June 30 for the purpose of this liquidation. The reserve was reviewed as of September 30, 1997 and adjusted to reflect the liquidation efforts through that point. The reserves were adjusted to the values noted below, resulting in $208 of net income in the three months ended September 30, 1997. The reserve was composed of the following components as of June 30, 1997 and as of September 30, 1997.

                                           June 30, 1997      September 30, 1997
                                           -------------      ------------------
      Inventory Reserve                       $ 3,548               $ 1,246
      Accounts Receivable Reserve                 207                   580
      Accrued Expenses                            255                    10
      Current Tax Benefit                      (1,285)                 (688)
                                              -------               -------
          Total Reserve                       $ 2,725               $ 1,148


The results (unaudited) for the three and nine months ended September 30, 1997, without the impact of the Safesport subsidiary, would have been:

                                           Three Months          Nine Months
                                           ------------          -----------
      Sales                                  $ 36,946             $ 104,909
      Gross Margin                              6,341                18,062
      Operating Income                          1,275                 3,886
      Net Income                                  457                 1,502
      Earnings Per Share                     $   0.09             $    0.29


                                                                       Form 10-Q
                                                                          Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1996, and the condensed consolidated financial statements and related notes included in this Form 10-Q. The net profits after tax for the three months ended September 30, 1997 were benefited by a $208,000, or $0.04 per share, change in estimate of the previously created reserve for liquidation of the Company's Safesport Manufacturing Company subsidiary ("Safesport"). The nine months ended September 30, 1997 had a net after tax loss impact of $2,517,000, or $0.49 per share, for the creation of a reserve for the closure of Safesport (see Note 4 to the financial results).

Sales for the three months ended September 30, 1997 were $41.3 million, as compared to $38.9 million for the same period in 1996, an increase of $2.4 million, or 6.3%. Sales for the nine months ended September 30, 1997 were $112.8 million, as compared to $108.0 million for the same period in 1996, an increase of $4.8 million, or 4.4%. Sales from the subsidiaries, excluding Safesport, were $3.1 million and $4.3 million for the three and nine months ended September 30, 1997, respectively, and $2.6 million and $3.9 million for the three and nine months ended September 30, 1996, respectively.

If the impact of the operations of Safesport were excluded, sales for the three months ended September 30, 1997 would have been $36.9 million as compared to $37.1 million in the same period of 1996, a 0.5% decrease. On the same basis, sales for the nine months ended September 30, 1997 would have been $104.9 million as compared to $102.9 million for the same period in 1996, a 1.9% increase.

While there were indications of continued improvement in the distribution business, the third quarter was negatively impacted by the United Parcel Service/Teamsters strike. In recent history, over 85% of the products in our distribution business have been delivered by UPS and, while alternative methods of shipping were utilized, the operational constraints and extra cost of these options significantly impacted sales and expenses. During the three weeks of the strike, sales in the distribution business were 23% below the same period in the prior year, while sales averaged 6% above last year for the remaining weeks of the quarter. Management believes that the lost sales were approximately $2.8 million. Additional labor to prepare orders for shipment via the US Post Office or motor freight lines, along with additional freight expenses, increased SG&A expense during the period of the strike by approximately $85,000. Management believes that the total impact of the strike on net income after tax was approximately $200,000, or $0.04 per share.

Being most impacted by the strike, sales of hunting and shooting sports products decreased 5% while camping archery and outdoor accessories decreased 2% in the third quarter of 1997, as compared to the third quarter of 1996. The decreases in hunting and shooting sports products appear to be directly related to the period of the strike, with the overall sales trend being positive. Management continues to believe that this trend results from an increase in the market share of the Company, in combination with a slight increase in sales for the industry as a whole. A strong summer season for marine accessories enabled this division to overcome the negative impacts of the strike and produce a sales increase of 8% over the third quarter of 1996. This is consistent with growth in prior periods, and represents continued increase in market share in this industry. Sales of the subsidiary operations, other than Safesport, were not impacted by the strike and increased from $2.6 million in the third quarter of 1996 to $3.1 million in the third quarter 1997, or 22%.

Gross profit was $6.8 million (16.6% of sales) for the three months ended September 30, 1997, as compared to $7.0 million (18.1% of sales) for the same period in 1996, a decrease of $182,000. Gross profit for the nine months ended September 30, 1997 was $15.9 million (14.1% of sales), as compared to $20.1 million (18.7% of sales) for the same period in 1996, a decrease of $4.3 million. The third quarter decline in gross profit as a percentage of sales is primarily due to the impact of the Safesport liquidation, with $4.4 million of Safesport sales producing gross margin of $500,000 (11.4% of sales) after the adjustment of the inventory reserve to reflect management's changes in estimate. If the impact of the operations of Safesport were excluded, gross profit for the three months ending September 30, 1997 would have been $6.3 million (17.2% of sales) versus $6.5 million (17.6% of sales) in the same period of 1996. On the same basis, gross profit for the nine months ended September 30, 1997 would have been $18.1 million (17.2% of sales) as compared to $18.3 million (17.8% of sales) for the same period in 1996. During the period of the UPS strike, the distribution business was impacted as customers purchased heavier products to reach

                                                                       Form 10-Q
                                                                          Page 9

minimum motor freight requirements. In many cases, these heavier products, being commodity items, also had lower gross profit margins. Management believes this impacted our gross profit by 10 to 15 basis points for the quarter.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $5.4 million (13.1% of sales), as compared to $5.5 million (14.2% of sales) for the same period in 1996, a decrease of $116,000 or 2.1%. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $16.4 million (14.5% of sales), as compared to $16.3 million (15.1% of sales) for the same period in 1996, an increase of $66,000, or 0.4%. Third quarter expenses were reduced by $193,000 due to the reevaluation of the Safesport reserve. The net reserve impact for the nine months ending September 30,1997 was a $269,000 expense. Net shipping charges increased as a result of the UPS strike, bad debt expense increased as a result of the higher accounts receivable balance and general insurance expense increased due to higher premium rates. Catalog and mini-catalog production expense increased due to lower vendor contributions to these efforts, while depreciation and equipment maintenance increased as a result of the investment in a new computer system. Telephone expenses declined as a result of new contract rates with our carrier, while management bonus declined due to the lower profits in the distribution business.

Excluding Safesport, selling, general and administrative expenses for the three months ended September 30, 1997 would have been $5.1 million (13.7% of sales) versus $4.7 million (12.8% of sales) in the same period of 1996. On the same basis, selling, general and administrative expenses for the nine months ended September 30, 1997 would have been $14.2 million (13.5% of sales) as compared to $14.1 million (13.7% of sales) for the same period in 1996.

Interest expense was $945,000 (2.3% of sales) for the three months ended September 30, 1997, as compared to $967,000 (2.5% of sales) for the same period in 1996, a decrease of $22,000, or 2.3%. Interest expense for the nine months ended September 30, 1997 was $2.5 million (2.3% of sales), as compared to $2.4 million (2.3% of sales) for the same period in 1996, an increase of $111,000, or 4.6%. Higher interest rates in the nine months of 1997, as compared to the same period in 1996, offset lower borrowings, resulting in increased interest expense. In September 1997 the industrial revenue bond agreement was amended to decrease the interest rate from 10.658% to 7.5%, resulting in approximately $210,000 annual decrease in future interest expense.

Income tax expense for the three months ended September 30, 1997 was $113,000, as compared to $231,000 for the same period in 1996. An income tax benefit of $917,000 exists for the nine months ended September 30, 1997 as compared to a $623,000 expense for the same period in 1996. Of the year to date tax credit, $1,270,000 is derived from the creation of the Safesport reserve. The effective tax rate for the three months ended September 30, 1997 was 19.6%, as compared to 36.3% for the same period in 1996. The effective tax rate for the nine months ended September 30, 1997 was a tax benefit of 34.1%, as compared to a tax expense of 35.8% for the same period in 1996. The difference in tax rate is driven by the impacts of the Safesport reserve and changes in deferred tax credits.

The net income for the three months ended September 30, 1997 was $465,000 (1.1% of sales), of which $208,000 resulted from the reevaluation of the Safesport reserve, as compared to net income of $406,000 (1.0% of sales) for the same period in 1996, an increase of $59,000. Net loss for the nine months ended September 30, 1997 was $1.8 million, including $2.5 million ($0.49 per share) of one-time losses for the liquidation of Safesport, as compared to net income of $1.1 million (1.0% of sales) for the same period in 1996, a decrease of $2.9 million. As previously noted, it is management's belief that the UPS strike had an approximately $200,000 negative impact on net income after tax in the third quarter.

If the total impact of the operations of Safesport were excluded, net income for the three months ended September 30, 1997 would have been $457,000 (1.2% of sales) versus $672,000 (1.8% of sales) in the same period of 1996, a decrease of 31.9%. On the same basis, net income for the nine months ended September 30, 1997 would have been $1,502,000 (1.4% of sales) as compared to $1,568,000 (1.5%
of sales) for the same period in 1996, an increase of 5.2%. However, certain fixed expenses previously allocated to Safesport, primarily depreciation and interest expenses, will continue in future years.

SEASONALITY AND QUARTERLY INFORMATION

Historically, the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries are very seasonal, producing significantly higher sales and gross profit during the third and fourth

                                                                       Form 10-Q
                                                                         Page 10

quarters, with losses generated in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

During the nine months ended September 30, 1997, net cash used in operating activities was $2.4 million as compared to $10.8 million for the same period in 1996. The net cash used in operating activities in 1997 was due to funding of the year to date loss, while the reduction of prepaid expenses and inventories, including the liquidation of the Safesport inventory, was offset by higher accounts receivable. The net cash used in investing activities in 1997 of $905,000 was primarily due to the purchase of computer software. During the nine months ended September 30, 1997, the Company obtained the additional cash needed to fund operations by increasing borrowings under its revolving credit facility by $4.3 million. The Company also paid dividends of $342,000 in the nine months ended September 30, 1997.

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

Working capital requirements are also seasonal for the subsidiaries. Inventories increase during the first half of the year to accommodate the sales expected in the third and fourth quarters. Accounts receivable decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1997 will be $125,000, and maturities for 1998 and 1999 will be $517,000 and $567,000, respectively. As previously noted the agreement was amended in September to reduce the fixed rate to 7.50%, from 10.625% with future interest charges of approximately $157,000 for the remainder of 1997, and $612,000 and $568,000 for 1998 and 1999, respectively.

Management believes that cash generated from operations, including the final liquidation of Safesport, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 1997 and through the end of 1999.

                                                                       Form 10-Q
                                                                         Page 11

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

On July 18, 1997, the Company filed a report on Form 8-K relating to the liquidation of the Safesport Manufacturing Company subsidiary.

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

                                   Ellett Brothers, Inc.



Date: November 14, 1997
                                   By:        /s/ Joseph F. Murray, Jr.
                                       ----------------------------------------
                                                 Joseph F. Murray, Jr.
                                          President, Chief Executive Officer
                                                    and Director




                                   By:        /s/ Richard M. Eddinger
                                       ----------------------------------------
                                                Richard M. Eddinger
                                         Vice President and Chief Financial
                                            Officer (principal financial
                                              and accounting officer)