Form 10-K405
period 1997-12-31
ELLETT BROTHERS INC
filed 1998-03-31
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                        For the transition period from        to

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

                           COMMON STOCK (no par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 28, 1998 there were 5,120,918 shares of common stock of the Registrant outstanding, and the aggregate market value of the shares of common stock held by nonaffiliated shareholders (based upon the closing price for the stock on the Nasdaq National Market on February 28, 1998) was $31,365,623.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting of Shareholders to be held May 27, 1998 are incorporated by reference into Part III of this report.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in PART I, Item 1 (Business) and in PART II,
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to product liability lawsuits; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS
                                   BACKGROUND
GENERAL

Ellett Brothers, Inc. and subsidiaries (the "Company") is a nationwide marketer and supplier of natural outdoor sporting goods products. The Company markets and distributes a broad line of products and accessories for hunting and shooting sports, marine, camping, archery, and other related outdoor activities. The Company's product line, which contains over 60,000 stock-keeping units (SKU's), includes firearms, ammunition, marine electronics, small engine replacement parts, electric trolling motors, binoculars, cutlery, archery equipment, leather goods, flashlights, tents, lanterns, sportsmen's gifts, camping accessories, decorative boxes, licensed nostalgia items, and a variety of other natural outdoor sporting goods products. During fiscal years 1997, 1996, and 1995, revenues from sales of firearms and ammunition comprised approximately 49.8%, 49.2%, and 50.8%, respectively, of the Company's revenues. The Company features such recognized brand names as Remington, Ruger, Winchester, Daisy, Rocky Shoes and Boots, LaCrosse, Motorguide, Coleman, Rubbermaid, Swiss Army, Bear Archery, and Nikon. The Company's mailing address is 267 Columbia Avenue, Chapin, South Carolina, 29036, and its telephone number is (803) 345-3751.

In late 1988, the Company began broadening its product line from primarily hunting and shooting goods to include marine accessories. The Company's marine accessories business has proven to be a natural extension of Ellett Brothers' traditional sporting goods business, with sales increasing from $2.6 million in 1989 to almost $21.0 million in 1997. In 1994, Ellett formed a new sales group to specifically target archery retailers. The archery group has shown continued growth since its inception.

During 1995, Ellett Brothers, Inc. ("Ellett") implemented its acquisition strategy by acquiring assets of entities with products that complement Ellett's existing product line as well as opening the possibility of new markets or channels of distribution. As a result, substantially all of the assets of Evans Sports, Inc. ("Evans") and Vintage Editions, Inc. ("Vintage") were acquired in April and September 1995, respectively. Evans is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. Vintage is a manufacturer of specialty licensed nostalgia products. While their products are similar in nature, they are very distinct in quality and marketing approaches. The Company expects to continue to seek expansion of the wood products of both companies to provide additional sales to both current and new customers. All of the newly acquired assets of Evans and Vintage were transferred to wholly-owned subsidiaries that were incorporated in the state of South Carolina at the time of each respective purchase. The subsidiaries were also purchased to further add to the growth of the Company, by providing increased sales and gross profit as well as new channels of distribution.

Also in August 1995, Ellett purchased the accounts receivable and inventory of Safesport Manufacturing Company ("Safesport"), an importer and marketer of outdoor leisure products, specializing in camping accessories and cutlery items. In June 1997, executive management and the Board of Directors concluded that the ongoing operation of the Safesport subsidiary was not in the best interest of the Company and began liquidation. The liquidation process was substantially completed in the fourth quarter (see Note 4 to the financial statements).

                             DESCRIPTION OF BUSINESS

MARKETING

The Company currently sells to over 23,800 active customer accounts (defined as customers who have made a purchase from the Company within the last twelve months), the majority of which are independent natural outdoor sporting goods retailers (as opposed to mass merchandisers). The Company's largest customer was responsible for approximately 2.4% of 1997 sales, and sales to the Company's ten largest customers represented approximately 6.7% of 1997 sales. The Company seeks to expand its existing customer base further through the identification of new or alternative channels for its product lines. Distribution channels targeted by the Company include specialty pro shop retailers of archery products, industry organization groups and larger sporting goods stores.

Ellett Brothers' customer base in its traditional distribution business is organized into individual business units. Each sales associate, after ten weeks of intensive training, is promoted to manager of an individual business unit serving a designated customer base. Each business unit manager participates in the development of an annual profit plan, receives monthly profit and loss statements, and is accountable for the performance of the business unit. Business unit managers continually update each customer's file with product, sales and other customer-specific information to tailor the Company's services to better suit the customer's needs. Customers regularly contact their personal business unit manager to obtain current information regarding compatible products and accessories, product warranties, and product availability.

The Company believes this organizational structure is unique in its industry because the business unit managers are incentivized to develop strong one-on-one relationships with their customers and to enhance their sales, marketing, and management skills. The Company believes this enhances the overall productivity of each business unit.

Ellett Brothers' commitment to ongoing training and professional development of its business unit managers is a key feature of the organization. Ellett Brothers trains each business unit manager to be a constant source of products, as well as the product information source for that business unit's customers. Management believes this teleservicing approach is unique to Ellett. Each business unit manager receives 500 hours of training in the manager's first year and approximately 200 hours of training each year thereafter. Prior to any customer contact, each business unit manager must successfully complete an intensive 10 week training, testing, and analysis process, which addresses product knowledge and a broad range of selling skills. Every business unit manager begins each day with a training meeting designed to build on earlier training and provide updates on Company direction, product promotions, and new marketing opportunities. In addition, periodic career enhancement classes provide in-depth training on a wide range of topics.

Because of Ellett Brothers' business unit approach and state-of-the-art telecommunications technology, we do not need an outside sales force in our traditional distribution business. Ellett's business unit approach, combined with our teleservicing, enables us to communicate frequently with our entire customer base, providing timely updates on market developments, new products, promotions, and order status. In 1997, Ellett Brothers averaged approximately 5,000 outbound customer contacts and 3,700 inbound customer contacts daily, with a collective total of over 420 hours of telephone time daily. Ellett believes that it is capable of contacting its entire customer base in two days rather than the weeks typically required by a traditional field sales force.

Evans and Vintage rely on an inside marketing staff as well as independent sales representatives. The products of the subsidiaries are also cross-marketed to traditional Ellett customers by Ellett's sales associates to help generate additional sales for the subsidiaries.

A key part of Ellett Brothers' marketing strategy is the production of complete annual product catalogs, as well as frequent promotional mini-catalogs. Annual catalogs are produced for each of our major product groups, including hunting and shooting sports products, archery products, marine accessories, Evans' products, and Vintage's products. The hunting and shooting, archery, and marine catalogs are produced in two separate formats. The Ellett version is designed to be used at a retail sales counter by store employees as a reference tool and sales guide. Ellett also sells catalogs to its customer base with the retail store's name on the front cover, which the retailers generally give to their best customers. Management believes that through this process our catalogs are found in the hands of the most active consumers in the marketplace. In 1997, Ellett distributed over 113,000 copies of our annual catalogs.

In 1997, Ellett's distribution business produced over 42 different mini-catalogs (periodic promotional flyers) with 44% of our sales being from items featured in these mini-catalogs. These promotional, business-to-business mail order vehicles are designed to focus our customers and business unit managers on a narrow range of products, including special values, new products, and upcoming seasonal items for a short period of time. In 1997, we issued mini-catalogs for our hunting and shooting sports products, archery products, and marine accessory products.

DISTRIBUTION

Ellett's ability to ship orders in a timely fashion is an important element in maintaining successful customer relationships. Our distribution centers pride themselves on generally having customer orders ready for shipment within six business hours of the receipt of an order, resulting in virtually no backlog of orders. Consequently, Ellett serves as a "just-in-time" inventory supplier to many of our distribution business customers. Our electronic inventory management system enables us to manage over 60,000 stock keeping units, minimizing out-of-stock situations and provides what we believe to be one of the highest fulfillment rates in our industry.

The Company utilizes United Parcel Service for delivery services to the majority of its customers, while a few customers pick up merchandise. The use of UPS has allowed the Company to avoid the substantial fixed costs associated with regional warehouse locations and a fleet of trucks. Following the 1997 UPS strike, management reviewed this relationship and believes the benefits exceed the risks of any future strike.

PURCHASING AND SUPPLIERS

The Company currently purchases products from approximately 900 manufacturers and other suppliers. The Company's four largest suppliers accounted for approximately 26.9%, 30.2%, and 26.6% of the Company's purchases during 1997, 1996, and 1995, respectively. Management believes that the Company's size, reputation, prompt payment history, and overall knowledge of independent sporting goods retailers have contributed to strong relationships with its suppliers. The majority of the suppliers provide advertising allowances to the Company to assist in the promotion and sale of their products, via the catalogs and mini-catalogs, while many are actively involved in on-site promotion efforts at Ellett Brothers.

Ellett Brothers' purchasing associates play a key role in merchandising. They are responsible for the initial buying decisions, including selection and pricing, and coordination of supplier promotional efforts. All distribution products are evaluated on a 2 to 3 week cycle and must perform to guidelines established by the Company. Raw materials for the manufacturing and assembly operations are evaluated as each major purchase cycle is encountered. Purchasing associates are regularly involved in reviewing new products or current product performance for the addition or discontinuance of items.

COMPETITION

The industry in which Ellett competes is extremely competitive. The principal methods of competition within the natural outdoor sporting goods distribution industry include purchasing convenience, customer service, inventory selection, price, and rapid customer order turnaround. Ellett believes that it differentiates itself by its strategies of servicing each customer through that customer's own personal business unit manager, providing customers with ongoing product and market information, after-the-sale follow-up, carrying one of the most extensive selections of inventory in its various product categories, and having customer orders generally ready for shipment within six business hours of the order being received by a business unit manager.

Ellett's customer base consists almost exclusively of independent sporting goods retailers located across the United States. Ellett competes with other national distributors, various regional and local distributors and various manufacturers who sell certain products directly to these retailers. Ellett has identified approximately 60 distributors, of whom approximately six are national in scope, competing in the hunting and shooting sports, camping and archery products and outdoor accessories markets, and has identified approximately 50 other distributors competing in the marine accessories markets. Certain of these competitors may have substantially greater financial resources, larger sales and support staffs and greater purchasing power than Ellett. Ellett's ability to compete successfully depends on factors both within and outside its control, including its ability, if necessary, to support reductions in selling prices through reductions in operating expenses, the timing and success of product introductions, access to high demand products, successful inventory management, suitable product quality, reliability and price, and general economic conditions. Ellett also indirectly competes with sporting goods mass merchandisers or "superstores", to which Ellett generally does not sell, but which generally sell in competition with the Ellett's primary customer base of independent sporting goods retailers.

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

GOVERNMENT REGULATION AND LICENSES

In recent years, an increasing amount and variety of legislation aimed at eliminating or limiting the production, sale, possession, ownership and use of certain kinds of firearms has been introduced in the United States Congress and in various state legislatures, and the Company expects that such legislation will continue to be introduced in the future. In addition, certain states and other local governments have already adopted, or are currently considering the adoption of, laws aimed at the control of firearm possession and ownership by the public. In 1994, the Brady Bill, which imposes up to a five-day waiting period for a background check for purchasers of handguns, became effective. In May 1994, the federal government banned the importation of firearms and ammunition from China, including three types of firearms and related ammunition sold by the Company, and the September 1994 Crime Bill imposed a ban on the production and importation, but not the sale of, 19 types of firearms (including copycat versions), six of which are sold by the Company, as well as large capacity magazines. Such legislation, however, still allows the Company to continue to sell these products. There can be no assurance that existing and future gun control legislation will not have a substantial negative impact on consumer demand for firearms and result in a material adverse effect on the Company's financial condition and results of operations.

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

ASSOCIATES

The Company views all of its personnel as associates of the Company, rather than merely as employees. As of February 28, 1998, the Company employed approximately 410 associates, none of whom was a member of an industry trade union or collective bargaining unit. Part-time workers (primarily clerical and distribution) are also utilized over the course of the year as needed to assist the Company during periods of peak sales.

COMPANY TRADENAMES AND TRADEMARKS

The Company utilizes several trade names, trademarks and service marks in the course of its business, including, among others, the Ellett Brothers(R), Ellett Brothers As Big As All Outdoors(R), and As Big As All Outdoors(R) trademarks. Although the Company's operations are not dependent upon any single trade name or trademark, other than the Ellett Brothers trademark, the Company considers its various trademarks and trade names to be valuable to its business.


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

The Company's headquarters is housed in the 190,000 square foot, two-story office and warehouse facility located on 12 acres of land owned by the Company. The second floor of this facility, approximately 40,000 square feet, encompasses the Company's teleservicing sales and administrative departments, including a complete media workshop as well as a video and photography studio. Both of the Chapin, South Carolina facilities serve as collateral under the Company's industrial revenue refunding bonds. See Note 10 to the Financial Statements. The Newberry facility, located on 16.4 acres of land owned by the Company, includes 34,000 square feet of warehouse space added in February 1996.


ITEM 3.    LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. See Note 15 to the Financial Statements.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Ellett Brothers, Inc. during the fourth quarter of fiscal year 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Ellett Brothers, Inc. is traded on the Nasdaq National Market System under the symbol ELET. As of March 11, 1998, the Company had a total of approximately 1,273 shareholders. Of this total there were 73 shareholders of record and approximately 1,200 nominee holders.

The following table sets forth the quarterly high and low sale prices per share for the common stock as reported on the Nasdaq National Market and dividends on common stock.

Quarter Ended:                High                 Low                  Dividend
--------------------------------------------------------------------------------
March 31, 1996                $ 8.25               $ 5.50               $ 0.02
June 30, 1996                   7.38                 5.38                 0.02
September 30, 1996              6.50                 5.00                 0.02
December 31, 1996               5.63                 4.50                 0.02
March 31, 1997                  5.63                 4.38                 0.02
June 30, 1997                   5.38                 4.13                 0.02
September 30, 1997              6.38                 4.88                 0.02
December 31, 1997               6.25                 5.13                 0.02

The Company did not sell any equity securities during the fiscal year ended December 31, 1997 which were not registered under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA(1)(6)

                                                      1997             1996              1995             1994              1993
--------------------------------------------------------------------------------------------------------------------------------
Sales                                          $   152,500      $   147,666       $   150,411      $   160,187       $   118,652
Income (loss) before income taxes                   (1,353)           2,673             7,384            9,722             5,404
Net income (loss)(2)(6)                               (815)           1,687             4,634            6,156             3,415

Earnings (loss) per share(2)(3)(6)                   (0.16)            0.33              0.89             1.29              0.78
Dividends paid per share(4)                           0.08             0.08              0.08             0.18              0.00
Weighted average number of
  Shares outstanding(3)                              5,148            5,135             5,230            4,783             4,380

Working capital                                     48,140           55,029            50,512           45,678            31,949
Total assets                                        63,614           73,688            70,275           61,236            46,690
Long-term debt obligations                          33,187           38,472            33,533           30,089            28,773
Shareholders' equity                                23,336           24,637            24,548           20,332             7,507

Other data:
Number of business units at year end                   139              145               160              151               134
Number of customers served during year(5)           23,800           25,890            25,737           20,228            18,197

(1)Prior to June 9, 1993, Ellett Brothers operated as the outdoor sporting goods division of Ellett Brothers Limited Partnership. For comparison purposes, amounts prior to June 9, 1993 reflect the operations of that division of Ellett Brothers Limited Partnership and thereafter the operations of Ellett Brothers, Inc. Pro forma provisions for income taxes have been made at the corporate statutory rates for periods prior to June 9, 1993.

(2)For comparison purposes, net income for the year ended December 31, 1993 excludes a one-time, non-cash charge of $622, related to income taxes, or $0.14 per share, upon the conversion from a partnership to a corporation.

(3)Earnings per share and weighted average common shares outstanding were computed based on an assumed 4,000 pro forma shares outstanding prior to the conversion from a partnership to a corporation in June 1993, and actual shares outstanding thereafter.

(4)Includes quarterly dividends at $0.02 per share paid in March, June, September and December 1997, 1996, 1995, and 1994, and a special dividend at $0.10 per share paid in March 1994.

(5)Due to the potential for errors in elimination of mutual customers between subsidiaries, the numbers for 1997, 1996, and 1995 are approximations. Management feels that any differences are insignificant.

(6)In June 1997, executive management and the Board of Directors concluded that ongoing operation of the Safesport Manufacturing Company subsidiary was not in the best interest of the Company and began liquidation of this subsidiary. The liquidation was substantially concluded by December 31, 1997 with a net after tax impact of $2,276 ($0.44 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Sales for the year ended December 31, 1997 were $152.5 million, as compared to $147.7 million in 1996, an increase of $4.8 million or 3.2%. Excluding the impact of Safesport from the two years, sales for 1997 would have been $144.4 million, as compared to $141.4 million in 1996, an increase of $3.0 million or 2.1%. During 1997, sales of hunting and shooting sports products declined 0.4% when compared to 1996 sales. Also during 1997, sales of camping, archery and outdoor accessories increased by 0.6% when compared to 1996 sales. The marine accessory group showed continued growth, with an 8.6% increase when compared to 1996 sales. The 1997 results for the distribution operations were generally favorable, with the exception of the impact of the UPS strike in the third quarter. Our best estimate is that the strike reduced sales by $2.8 million. Management believes, except for the impact of the UPS strike, that retail sales corresponding to all areas of the Company's business improved slightly in 1997. Management also believes that, while the overall industry appears to be experiencing limited sales growth, the consolidation taking place at the retail and distribution levels continues to provide opportunities for market growth.

Sales in 1997 from the remaining subsidiaries, Evans Sports and Vintage Editions, were $7.9 million, as compared to $6.5 million in 1996, an increase of $1.4 million or 21.8%. The improvement was brought about by new product introductions and increased market penetration.

Gross profit was $23.1 million for the year ended December 31, 1997, as compared to $27.0 million in 1996, a decrease of $3.9 million or 14.3%. As a percentage of sales, gross profit was 15.2% in 1997, as compared to 18.3% in 1996. The decline in gross profit as a percentage of sales was almost entirely due to the impact of the liquidation of the Safesport inventory in the third and fourth quarters. Excluding the impact of Safesport from the two years, gross profit for 1997 would have been $25.3 million, on 17.5% of sales, as compared to $25.0 million, or 17.7% of sales, in 1996. The remaining decline resulted from competitive pressures within the traditional distribution business. While management is taking steps to reduce the decline in gross profit as a percentage of sales, it expects the competitive pricing pressures to continue in the future, potentially affecting gross profit as a percentage of sales for the Company.

Selling, general, and administrative expenses in 1997 were $21.8 million (14.3% of sales), as compared to $21.4 million (14.5% of sales) in 1996, an increase of $0.4 million or 1.7%. Increased expenses were incurred as a result of planned increase in costs incurred with the computer equipment and information system upgrades, catalog and mini-catalog production, and personnel costs. Excluding the impacts of Safesport, selling, general, and administrative expenses for 1997 were $19.5 million, as compared to $18.7 million in 1996. However, certain fixed expenses previously allocated to Safesport, primarily depreciation and interest expenses totaling approximately $435,000, will continue into future years.

Interest expense in both 1997 and 1996 was $3.3 million (2.2% of sales). The benefit from reduced borrowings due to lower inventories, primarily resulting from the Safesport liquidation, was offset by higher interest rates.

Income tax benefit in 1997 was $538,000, as compared to a $1.0 million expense in 1996. The effective rate for 1997 was 39.8%, as compared to 36.9% for 1996. The difference in rates is primarily the result of the impact of the Safesport liquidation on the deferred tax calculation.

1996 COMPARED TO 1995

Sales for the year ended December 31, 1996 were $147.7 million, as compared to $150.4 million in 1995, a decrease of $2.7 million or 1.8%. Included in these amounts were sales from Ellett's subsidiaries, Evans Sports, Vintage Editions and Safesport, of $12.8 million and $9.1 million for the years ended December 31, 1996 and 1995, respectively. During 1996, sales of hunting and shooting sports products declined 5.9% when compared to 1995 sales. Also during 1996, sales of camping, archery and outdoor accessories declined by 6.1% when compared to 1995 sales. The marine accessory group showed continued growth with a 5.1% increase when compared to 1995 sales. Management believes the weak consumer demand in 1995 and 1996 led retailers in the hunting and shooting sports markets to reduce their inventory levels and subsequently purchase inventory on a "Just in Time" basis. Retailers were reluctant to purchase inventory ahead of the typical fall hunting seasons, even with the incentives of extended terms and additional discounts, which contributed to small sales increases in the third and fourth quarters in hunting and shooting sports products. Retailers also reduced their purchases of accessories related to the hunting and shooting sports products which contributed to the decline in the camping, archery and outdoor accessories sales.

Gross profit was $27.0 million for the year ended December 31, 1996, as compared to $28.7 million in 1995, a decrease of $1.7 million or 5.8%. As a percentage of sales, gross profit was 18.3% in 1996, as compared to 19.1% in 1995. The decline in gross profit as a percentage of sales was mainly due to lowering sales prices to remain competitive and stimulate sales within the traditional distribution business. The subsidiaries were affected by unfavorable manufacturing variances which led to a 5.1% decline in gross profit as a percentage of sales. Management expects the competitive pricing pressures to continue in the future, affecting gross profit for the Company.

Selling, general and administrative expenses in 1996 were $21.4 million (14.5% of sales), as compared to $18.7 million (12.5% of sales) in 1995, an increase of $2.7 million or 14.3%. Increased expenses were incurred as a result of operating the subsidiaries for a full year as compared to a partial year in 1995, relocation of one subsidiary from Denver, Colorado to Newberry, South Carolina, increased costs incurred with the computer equipment and information system upgrades, increased costs of catalog and mini-catalog production and compensation expense recorded for the stock awards to certain officers. Expenses that decreased were directly related to the decrease in sales and profits, such as sales and management bonuses and telephone expense.

Interest expense in 1996 was $3.3 million (2.2% of sales), as compared to $3.1 million (2.1% of sales) in 1995, an increase of $177,000 or 5.7%. The benefit of lower interest rates in 1996 was more than offset by increased borrowings to operate the subsidiaries and fund the increase in working capital.

Income tax expense in 1996 was $1.0 million, as compared to $2.8 million in 1995. The effective rate for 1996 was 36.9%, as compared to 37.2% for 1995.

SEASONALITY AND QUARTERLY INFORMATION

Historically the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries acquired during 1995 have been seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash provided by operating activities was $7.4 million during the year ended December 31, 1997, as compared to net cash used by operating activities of $2.1 million in 1996. The increase in net cash provided in operating activities in 1997 was mainly due to the decrease in inventories, partially resulting from the liquidation of Safesport, combined with decreases in prepaid expenses. This was offset by decreases in trade payables and other liabilities.

Net cash used in investing activities was $1.2 million during the year ended December 31, 1997, as compared to $1.4 million in 1996. The net cash used in investing activities was mainly due to the purchase of computer equipment and information system upgrades.

Net cash used by financing activities was $5.9 million during the year ended December 31, 1997, as compared to $3.3 million net cash provided in 1996. The Company used the additional cash provided by operations in 1997 to decrease borrowings under its revolving credit facility by $4.7 million. The Company also used a portion of the net cash provided by operating activities to make principal payments on long-term debt, to repurchase common stock, and to pay dividends.

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

Working capital requirements have been seasonal for the subsidiaries. Inventories have increased during the first half of the year to accommodate the sales in the third and fourth quarters. Accounts receivable have declined to their lowest point in the second quarter just before the sales increase in the second half of the year.

During the year ended December 31, 1997, the Company continued the efforts to upgrade its computer equipment and information systems with expenditures of $1.2 million. The total cost of the computer upgrades, including 1996, 1997, and 1998 expenditures, is expected to be approximately $3.0 million, of which approximately $1.1 million is planned for 1998. These system upgrades will be year 2000 compliant.

Principal maturities on the Company's industrial revenue refunding bonds for 1998, 1999, and 2000 will be $517,000, $567,000, and $617,000, respectively. The annual interest charges, at the fixed rate of 7.5%, will be $606,000, $568,000, and $525,000, for 1998, 1999, and 2000, respectively (see Note 10 to the financial statements).

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions during 1998 and for the foreseeable future.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Securities and Exchange Commission Release 33-7386 (January 31,
1997), the disclosure requirement contemplated by Item 305 of Regulation S-K in response to this Item 7A is not currently mandated for the Company.

The net loss for 1997 was $815,000, or $0.16 per share, as compared to net income of $1.7 million, or $0.33 per share, in 1996. The loss for 1997 includes $2.3 million ($0.44 per share) of one-time losses from the closing of Safesport, excluding which net income for 1997 would have been $1.5 million, or $0.29 per share. Excluding all impacts of Safesport operations from 1997 and 1996, net income would have been $2.3 million in 1997, as compared to $2.5 million in 1996.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   1997               1996
----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                     $      395          $     139
     Accounts receivable, less allowance for doubtful accounts of $769
         and $750 at December 31, 1997 and 1996, respectively                          19,201             19,716
     Other accounts receivable                                                          1,820              1,218
     Inventories                                                                       31,535             39,756
     Prepaid expenses                                                                   1,488              3,727
     Deferred income tax asset                                                            534                591
----------------------------------------------------------------------------------------------------------------
              Total current assets                                                     54,973             65,147
----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
     accumulated depreciation and amortization                                          6,703              6,190
Other assets:
     Intangible assets, at cost, less accumulated amortization                          1,936              2,262
     Other assets                                                                           2                 89
----------------------------------------------------------------------------------------------------------------
              Total other assets                                                        1,938              2,351
----------------------------------------------------------------------------------------------------------------
                                                                                   $   63,614          $  73,688
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable, trade                                                       $    4,424          $   7,909
     Accrued expenses                                                                   1,884              1,696
     Current portion of long-term debt                                                    525                513
----------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                 6,833             10,118
----------------------------------------------------------------------------------------------------------------
Revolving credit facility                                                              26,788             31,515
Long-term debt                                                                          6,399              6,957
Deferred income tax liability                                                             258                461
Commitments and Contingencies (see Note 11 and 15)
Shareholders' equity:
     Preferred stock, no par value (5,000 shares authorized,
         no shares issued or outstanding)                                                   -                  -
     Common stock, no par value (20,000 shares authorized, 5,121 and 5,065 shares issued and outstanding as of December 31,
         1997 and 1996, respectively)                                                  12,833             12,550
     Unearned compensation                                                               (177)              (250)
     Unrealized gain on IRB reserve                                                        21                  -
     Subscription receivable                                                             (452)                 -
     Retained earnings                                                                 11,111             12,337
----------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                               23,336             24,637
----------------------------------------------------------------------------------------------------------------
                                                                                   $   63,614          $  73,688
================================================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

                                                                                 For the year ended December 31
---------------------------------------------------------------------------------------------------------------------
                                                                            1997              1996               1995
---------------------------------------------------------------------------------------------------------------------
Sales                                                              $     152,500      $    147,666       $    150,411
Cost of goods sold                                                       129,372           120,683            121,756
---------------------------------------------------------------------------------------------------------------------
              Gross profit                                                23,128            26,983             28,655

Selling, general and administrative expenses                              21,785            21,420             18,744
---------------------------------------------------------------------------------------------------------------------
              Income from operations                                       1,343             5,563              9,911
---------------------------------------------------------------------------------------------------------------------
Other income (expenses)
     Interest income                                                         454               444                431
     Interest expense                                                     (3,297)           (3,289)            (3,112)
     Other income (expense)                                                  147               (45)               154
---------------------------------------------------------------------------------------------------------------------
                                                                          (2,696)           (2,890)            (2,527)
---------------------------------------------------------------------------------------------------------------------
              Income (loss) before income taxes                           (1,353)            2,673              7,384

Income tax expense (benefit)                                                (538)              986              2,750
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $        (815)     $      1,687       $      4,634
=====================================================================================================================
Basic and diluted earnings (loss) per common share                 $       (0.16)     $       0.33       $       0.89
=====================================================================================================================
Weighted average shares outstanding                                        5,148             5,135              5,230
=====================================================================================================================







The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)

                                                                               Unrealized
                                                                                 Gain on
                                               Common       Unearned         Available for    Subscription     Retained
                                                Stock     Compensation      Sale Securities    Receivable      Earnings      Total
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at December 31, 1994     $ 13,487      $        -       $         -        $       -     $   6,845   $  20,332
Net income                                           -               -                 -                -         4,634       4,634
Dividends paid, $0.08 per share                      -               -                 -                -          (418)       (418)
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at December 31, 1995       13,487               -                 -                -        11,061      24,548
Net income                                           -               -                 -                -         1,687       1,687
Dividends paid, $0.08 per share                      -               -                 -                -          (411)       (411)
Repurchase of 223 shares of common stock        (1,277)              -                 -                -             -      (1,277)
Issuance of 58 shares of common stock
     to executive officers                         340            (340)                -                -             -           -
Amortization of unearned compensation                -              90                 -                -             -          90
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders equity at December 31, 1996        12,550            (250)                -                -        12,337      24,637
Net income (loss)                                    -               -                 -                -          (815)       (815)
Dividends paid, $0.08 per share                      -               -                 -                -          (411)       (411)
Repurchase of 56 shares of common stock           (276)              -                 -                -             -        (276)
Issuance of 112 shares of common stock
     to executive officers                         559             (84)                -             (452)            -          23
Amortization of unearned compensation                -             157                 -                -             -         157
IRB Reserve                                          -               -                21                -             -          21
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at December 31, 1997     $ 12,833      $     (177)      $        21        $    (452)    $  11,111   $  23,336
===================================================================================================================================





The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                               For the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                 $    (815)      $     1,687      $    4,634
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
              Depreciation and amortization                                                  973               901             686
              Deferred income taxes                                                         (146)             (303)           (157)
              Provision for loss on accounts receivable                                    1,568               933             905
              Amortization of unearned compensation                                          157                90               -
              Other                                                                            7               (17)              -
              Changes in assets and liabilities:
                  Accounts receivable                                                     (1,655)           (2,224)         (1,586)
                  Inventories                                                              8,221            (1,304)         (2,965)
                  Prepaid expenses                                                         2,239               213            (281)
                  Accounts payable, trade                                                 (3,485)           (1,125)            529
                  Accrued expenses                                                           188              (949)            198
                  Other assets                                                               162               (13)            (17)
----------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating activities                  7,414            (2,111)          1,946
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                                   (1,257)           (1,332)           (887)
     Purchase of intangibles and other assets                                                  -              (121)              -
     Proceeds from sale of property and equipment                                             15                40               -
     Proceeds from sale of intangibles                                                         -                25               -
     Business acquisitions (see Note 3)                                                        -                 -          (3,971)
     Change in industrial revenue refunding bond reserve                                       -                23            (140)
----------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                               (1,242)           (1,365)         (4,998)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Gross borrowings on revolving credit facility                                       151,592           154,200         155,314
     Gross repayments on revolving credit facility                                      (156,332)         (148,764)       (151,363)
     Principal payments on long-term debt                                                   (467)             (416)           (133)
     Principal payments on capital lease obligations                                         (45)              (42)            (23)
     Net proceeds from sale of common stock                                                   23                 -               -
     Repurchase of common stock                                                             (276)           (1,277)              -
     Dividends to shareholders                                                              (411)             (411)           (418)
----------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities                 (5,916)            3,290           3,377
----------------------------------------------------------------------------------------------------------------------------------
                      Net increase (decrease) in cash and cash equivalents                   256              (186)            325
Cash and cash equivalents:
     Beginning of year                                                                 $     139       $       325      $        -
----------------------------------------------------------------------------------------------------------------------------------
End of year                                                                            $     395       $       139      $      325
==================================================================================================================================
Cash payments for interest                                                             $   3,339       $     3,246      $    3,050
==================================================================================================================================
Cash payments for income taxes                                                         $     438       $     1,297      $    3,056
==================================================================================================================================
Non-cash financing activity: lease liability assumed                                   $       -       $        -       $      118
==================================================================================================================================



The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.     BASIS OF PRESENTATION

Ellett Brothers, Inc. is principally a supplier of goods and customer services to independent retailers who serve the natural outdoor sporting goods market, primarily in the United States. Ellett Brothers' products are diversified among a wide variety of outdoor sporting goods equipment including a wide selection of styles and brand names. During 1995, Ellett Brothers also acquired substantially all of the assets of two entities ("the Acquired Businesses") and certain assets of an importer and marketer (see Note 3) whose products complemented Ellett Brothers' existing operations. The assets of each entity were transferred to separate wholly-owned subsidiaries. In 1997, the assets of the importer and marketer were liquidated and its operations were terminated (see Note 4).

2.     SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (see Note 3). Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

The Company recognizes revenue from product sales at the time of shipment.

Inventories

Inventories, consisting principally of purchased goods held for resale, are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method.

Credit risk

The Company performs ongoing evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is provided in an amount equal to the estimated collection losses. At December 31, 1997 and 1996 prepaid expenses included prepayments in the amounts of $548 and $2,553, respectively, on future purchases of inventory from certain suppliers for which the Company will receive favorable discounts.

Advertising costs

The Company has elected to expense all advertising costs as incurred or the first time advertising takes place, with the exception of direct response advertising, which is capitalized and amortized over the period of its expected future benefit. At December 31, 1997 and 1996, the Company did not have any significant amounts capitalized as direct response advertising. The Company incurred total advertising expenditures of $735, $808, and $357 during the years ended December 31, 1997, 1996, and 1995, respectively.

Property, plant and equipment

Property, plant and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets which range as follows:

         Description                                                 Years
         -------------------------------------------------------------------
         Buildings and improvements                                  25 - 39
         Furniture, fixtures and equipment                            3 - 10

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon disposition and any resulting gain or loss is reflected in results of operations.

Intangible assets

Intangible assets principally represent the amount by which costs of acquired net assets exceeded their related fair value ("goodwill") and costs of acquired non-compete agreements. The carrying value of goodwill is reviewed periodically, and if the facts and circumstances suggests that it is impaired, the impairment will be accounted for in accordance with FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets". The non-compete agreements are being amortized over the original terms of the agreements. Intangible assets are amortized using the following methods and estimated useful lives.

         Description                       Method                      Years
         -------------------------------------------------------------------
         Deferred financing costs          Effective interest            20
         Licenses and trademarks           Straight-line               5 - 20
         Goodwill                          Straight-line                 10
         Non-compete agreements            Straight-line                 10

Fair values of financial instruments

The Company owns certain debt securities held on deposit with the trustee for payment of interest and principal on the IRB bond (see Note 10). Market values of bond issues outstanding are based on quotes received from securities dealers or the present value of principal and interest payments at the current market rates. The revolving credit facility is carried at current value which approximates the fair market value.

Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock based compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 Accounting for Stock Issued to Employees' (APB 25) and related interpretations in accounting for its stock based compensation. No options have been granted since the disclosure provisions of SFAS No. 123 were adopted by the Company.

Earnings per common share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the prior computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement, which became effective for periods ending after December 15, 1997, requires the restatement of earnings per share data for all periods presented in the form of basic earnings per share and diluted earnings per share. Although the Company had options outstanding during portions of the three years ended December 31, 1997, they have an antidilutive effect on earnings per share for each year. As such, the earnings per share calculations previously reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995 is earnings divided by the weighted average shares outstanding.

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standard No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investment securities to be classified into three types:

(a) Securities Held to Maturity - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

(b) Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

(c) Securities Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

The classification of securities is generally determined at the date of purchase. Gains and losses on sales of investment securities, computed based on the specific identification method, are included in other income at the time of sale.

New Accounting Pronouncements

During 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards (SFAS), No. 130, "Reporting of Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its components. SFAS No. 131 establishes guidelines in reporting information about operating segments in annual financial statements and requires selected information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both of these standards will be effective for the Company's 1998 fiscal year. These pronouncements are not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation with no effect on previously reported net earnings or retained earnings.

3.     ACQUISITIONS AND CONSOLIDATION

From April to September 1995, the Company purchased substantially all of the assets of two specialty manufacturers of sporting accessories and nostalgia products, and substantially all the accounts receivable and inventory of an importer and marketer of outdoor leisure products. The Company paid $7,077 in cash for the Acquired Businesses and these assets, which was the sum of the net amounts due after acquiring $9,091 of assets (primarily accounts receivable, inventory and intangible assets) and assuming $2,014 in liabilities (primarily trade payables, accrued expenses and a $500 liability for relocation costs of acquired inventory). The assets of each entity were transferred to separate, wholly-owned subsidiaries, and the acquisitions were accounted for using the purchase method of accounting, with the excess of the prices paid over the estimated fair value of the assets acquired being recorded as goodwill. The goodwill and non-compete agreements arising from these transactions (see Note 7) are being amortized over 10 years. The results of operations for these entities are included in the statements of operations from the dates of acquisition.

The following information presents the unaudited pro forma results of operations for the Company as if the acquisitions described above had occurred on January 1, 1995.

                                    For the year ended December 31, 1995
                                                             (unaudited)
------------------------------------------------------------------------
            Pro forma sales                                   $  157,153
            Pro forma net income                              $    3,437
            Pro forma earnings per share                      $      .66

The objective of the pro forma information is to show what the effects on the Company's sales, net income and earnings per share might have been had the transactions described above occurred on January 1, 1995. However, the pro forma results of operations are not necessarily indicative of the results of operations the Company would have experienced had such transactions occurred on such date or of results which may occur in the future.

4.   CLOSING OF SUBSIDIARY OPERATION

In June 1997, executive management and the Board of Directors concluded that ongoing operation of the Safesport Manufacturing Company subsidiary was not in the best interest of the Company, and began liquidation of this subsidiary. The liquidation was substantially concluded by the end of 1997. An after tax reserve of $2,725, or $0.53 per share, was established as of June 30 for the purpose of this liquidation. The reserve was reviewed as of September 30, 1997 and adjusted to reflect the liquidation efforts through that point. The reserves were adjusted to the values noted below, resulting in $208 of net income for the three months ended September 30, 1997. As of December 31, 1997, the liquidation was substantially concluded and the reserves were adjusted to zero, resulting in $241 of net income for the three months ended December 31, 1997. The reserve was composed of the following components as of June 30, 1997 and as of September 30, 1997.

                                        June 30, 1997       September 30, 1997
       -----------------------------------------------------------------------
       Inventory Reserve                    $ 3,548                 $ 1,246
       Accounts Receivable Reserve              207                     580
       Accrued Expenses                         255                      10
       Current Tax Benefit                   (1,285)                   (688)
       ---------------------------------------------------------------------
           Total Reserve                    $ 2,725                 $ 1,148

5.     INVENTORIES

Inventories consisted of the following at December 31:

                                                                     1997                          1996
                  -------------------------------------------------------------------------------------
                  Finished goods                                $  30,406                     $  38,283
                  Raw materials                                       885                         1,096
                  Work in progress                                    244                           377
                  -------------------------------------------------------------------------------------
                                                                $  31,535                     $  39,756

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                                    1997                           1996
                  -------------------------------------------------------------------------------------
                  Land                                          $    216                      $     216
                  Buildings and improvements                       6,751                          6,751
                  Furniture, fixtures and equipment                6,428                          5,202
                  -------------------------------------------------------------------------------------
                                                                  13,395                         12,169
                  Less accumulated depreciation
                       and amortization                            6,692                          5,979
                  -------------------------------------------------------------------------------------
                                                                $  6,703                      $   6,190

7.     INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

                                                                    1997                           1996
                  -------------------------------------------------------------------------------------
                  Deferred financing costs                      $    336                      $     336
                  Licenses                                           203                            282
                  Goodwill                                           528                            528
                  Non-compete agreements                           1,700                          1,700
                  -------------------------------------------------------------------------------------
                                                                   2,767                          2,846
                  Less accumulated amortization                      831                            584
                  -------------------------------------------------------------------------------------
                                                                $  1,936                      $   2,262

8.      INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities at December 31, 1997 are as follows:

                                           Gross            Gross             Gross          Estimated
                                         Amortized       Unrealized        Unrealized         Market
                                           Cost             Gains            Losses            Value
------------------------------------------------------------------------------------------------------
Available for Sale: Bond Reserve        $   1,147          $     25          $   (4)          $  1,168

9.      REVOLVING CREDIT FACILITY

In 1994, the Company entered into a revolving credit facility (the "Agreement") with an affiliate of First Union National Bank of North Carolina, N.A. The Agreement is collateralized by substantially all of the Company's assets other than real estate. The initial term of the Agreement was for three years ending in June 1997. The Agreement was amended in September 1997 to extend the term to September 30, 2001. Effective August 1, 1996, borrowings under the Agreement bear interest at a rate equal to, at the Company's option, prime rate plus .375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans which comprise the total facility outstanding balance. The interest rates of the facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 1997, the interest rate was 8.22%.

The Agreement provides the Company with a revolving line of credit and letters of credit. The revolving line of credit provides loans of up to 70% of the eligible inventories and up to 85% of eligible receivables. The maximum amount that can be outstanding at any time under the Agreement is $40,000.

The Agreement contains various restrictions which, among other things, limit capital expenditures and limit cash dividends. The Agreement also requires the Company to meet various minimum financial covenants.

10.    LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                                                          1997            1996
       -----------------------------------------------------------------------------------------------------------------------
       Industrial Revenue Refunding Bonds, Series 1988 ("IRB") collateralized by real estate. Interest at 7.5% and 10.6% at December 31, 1997 and
           1996, respectively, due to bond holders semi-annually is required to be deposited with the Trustee monthly in an amount equal to one-sixth of the next interest payment. The Company also pays one-twelfth of the next principal payment (by way of annual maturity or annual mandatory sinking fund redemption) to the Trustee monthly
           in addition to the interest.                                                              $   8,084       $   8,550

       Industrial revenue refunding bond reserve on deposit with the Trustee                            (1,168)         (1,133)

       Capital lease agreement collateralized by computer equipment. Lease was assumed with the purchase of the Acquired Businesses during 1995. The original cost of the equipment was $138 and the lease required a
           total of 42 monthly payments of $4                                                                8              53
       -----------------------------------------------------------------------------------------------------------------------
                                                                                                         6,924           7,470
       Less, current portion                                                                              (525)           (513)
       ------------------------------------------------------------------------------------------------------------------------
                                                                                                     $   6,399       $   6,957

Under the terms of the IRB, the Company is required to maintain a reserve fund with a fair market value in the amount of $1,050 on deposit with the Trustee. The Company may, depending upon market value fluctuations of the bonds held in the reserve fund, be required to make payments to bring the fund up to the $1,050. If for any reason, the reserve fund is in excess of the required amount, such excess may be used to reduce required sinking fund payments. Reserve fund balances may also be used toward the redemption of the outstanding IRB obligations. In September 1997, the agreement was amended to reduce the interest rate from 10.65% to 7.5%, and to eliminate the ability for early redemption.

The fair market value of the IRB at December 31, 1997 and 1996 was approximately $8,084 and $9,600, respectively.

Principal maturities and sinking fund requirements for long-term debt at December 31, 1997 are as follows:

          For year ending December 31,
          1998                                                   $    517
          1999                                                        567
          2000                                                        617
          2001                                                        667
          2002                                                        716
          Thereafter                                                3,832
          ---------------------------------------------------------------
                                                                 $  6,916
          ===============================================================

Under the bond agreement, as amended, annual cash dividends are limited to 60% of annual net income (adjusted for non-cash charges), a required minimum fixed charge ratio of 1.25:1 (adjusted for non-cash charges), a required minimum current ratio of 1.17:1, and a required minimum shareholders' equity level (as defined) of $6,000 at December 31, 1996 and thereafter.

Principal and interest payments related to the capital lease are due in the amount of $8 for the year ended December 31, 1998.

11.    OPERATING LEASES

The Company entered into three significant leases for computer equipment in conjunction with the first phase of an information system upgrade. The Company incurred $279, $169, and $0 in rental expenses related to these leases in 1997, 1996, and 1995, respectively.

The future minimum lease payments as of December 31, 1997 are as follows:

          For the year ending December 31,
          ---------------------------------------------------------------
          1998                                                     $  279
          1999                                                        109
          ---------------------------------------------------------------
                                                                   $  388

12.    COMMON AND PREFERRED STOCK

The Company is authorized to issue 20,000 shares of no-par-value common stock. At December 31, 1996 and 1995, the Company had 112 and 142 outstanding options, respectively, all of which are fully vested. The options had an exercise price of $7.00 per share which equaled the closing market price on the date of grant. The options were scheduled to expire in 2003. In January 1997, these options were cancelled and, in exchange, the Company issued 112 shares of common stock to two executives of the Company for $475. The market value of these shares on the measurement date was $559. The shares carry restrictions over their transferability which will be lifted over a two year period ending in January 1999. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over the two year period. In connection with the issuance of these shares, the Company received promissory notes totaling $452, which has been classified at December 31, 1997 as offset to shareholders' equity, and $23 in cash from the executives. Balances due under the promissory notes, which bear interest at 5.6%, payable semi-annually, become due on a pro-rata basis as the shares are sold by the executives.

The Company reacquired 100, 93, and 30 shares of its common stock in April, July and September of 1996, respectively, and reacquired 46 and 10 shares in June and December of 1997, and recorded it using the cost method of accounting for treasury stock. During 1996, the Company awarded 58 shares of restricted common stock to two executives of the Company. The restrictions are scheduled to be released pro-rata over a three to four year period, based on certain criteria. The stock awards were valued at the market price per share at the time of each award, and unearned compensation was recorded in equity. Compensation expense will be recognized as the awards vest over the three to four year period.

Additionally, the Board of Directors of the Company is authorized to issue, at its discretion, up to 5,000 shares of preferred stock in one or more series with the number of shares, designation, relative rights and preferences, and limitations to be determined by resolution of the Board of Directors. However, no share of stock of any class shall be subject to preemptive rights or have cumulative voting provisions.

13.    INCOME TAXES

Income tax expense (benefit) consisted of the following:

                                                                      For the year ended December 31,
                  ----------------------------------------------------------------------------------------
                                                                 1997            1996                1995
                  ----------------------------------------------------------------------------------------
                  Current:
                  Federal                                      $   (573)        $ 1,186           $  2,648
                  State                                             181             103                259
                  ----------------------------------------------------------------------------------------
                                                                   (392)          1,289              2,907
                  ----------------------------------------------------------------------------------------
                  Deferred:
                  Federal                                           103            (278)              (156)
                  State                                            (249)            (25)                (1)
                  ----------------------------------------------------------------------------------------
                                                                   (146)           (303)              (157)
                  ----------------------------------------------------------------------------------------
                                                               $   (538)        $   986           $  2,750
                  ========================================================================================

Components of the net deferred income tax liability (asset) were as follows:

                                                                              As of December 31,
                  ----------------------------------------------------------------------------------------
                                                                   1997                               1996
                  ----------------------------------------------------------------------------------------
                  Depreciation and amortization                $    448                           $    415
                  Bad debt expense                                 (246)                              (225)
                  Inventory capitalization                         (343)                              (355)
                  State net operating loss                         (169)                                 -
                  Other                                              34                                 35
                  ----------------------------------------------------------------------------------------
                  Total                                        $   (276)                          $   (130)
                  ========================================================================================

Income tax expense varied from statutory federal income taxes as follows:

                                                                         For the year ended December 31,
                  ----------------------------------------------------------------------------------------
                                                                       1997          1996             1995
                  ----------------------------------------------------------------------------------------
                  Income taxes at 34% statutory federal rate       $   (460)      $   909         $  2,511
                  State income taxes, net of federal tax benefit        (45)           52              172
                  Other                                                 (33)           25               67
                  ----------------------------------------------------------------------------------------
                  Income tax expense                               $   (538)      $   986         $  2,750

The Company had approximately $5,125 of state net operating loss carryforwards at December 31, 1997. These carryforwards will expire in 2002 through 2012, if not utilized.

14.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan (the "Plan") covering substantially all full-time employees who meet certain age and length of service requirements. Participants are eligible to contribute up to 20% of their annual compensation, not to exceed legal limits, and the Company, at its discretion, makes matching contributions to the Plan. Participants vest immediately in their contributions and after three years in the Company's contributions. The Company incurred expenses related to the Plan of $67, $49 and $42 for the years ended December 31, 1997, 1996, and 1995, respectively.

15.    CONTINGENCY

The Company is currently a defendant in certain product liability lawsuits that arose in the normal course of business. It is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters:

                                                   1996                                               1997
----------------------------------------------------------------------------------------------------------------------------------
                                First       Second       Third       Fourth        First       Second        Third       Fourth
                               Quarter     Quarter      Quarter      Quarter      Quarter      Quarter      Quarter     Quarter
----------------------------------------------------------------------------------------------------------------------------------
Sales                         $ 36,722     $ 32,372    $ 38,857     $ 39,715     $ 36,801     $ 34,671     $ 41,326     $ 39,702
Gross profit                     6,527        6,594       7,024        6,838        6,343        2,677        6,842        7,266
Selling, general,
     and administrative          5,519        5,250       5,537        5,114        5,149        5,802        5,421        5,413
Income (loss) from
     operations                  1,008        1,344       1,487        1,724        1,194       (3,125)       1,421        1,853
Net income (loss)                  348          365         406          568          392       (2,626)         465          954
Basic and diluted earnings
     (loss) per share             0.07         0.07        0.08         0.11         0.08        (0.51)        0.09         0.19
----------------------------------------------------------------------------------------------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Ellett Brothers, Inc.

         We have audited the accompanying consolidated balance sheets of Ellett Brothers, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ellett Brothers, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND, L.L.P.
Raleigh, North Carolina
February 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than April 30, 1998, a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by the Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 27, 1998, under the caption "DIRECTORS AND EXECUTIVE OFFICERS".

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 27, 1998 under the captions "EXECUTIVE COMPENSATION", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" AND "PERFORMANCE GRAPH."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 27, 1998 under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 27, 1998 under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

         1.  Financial Statements: See Item 8 of this report on Form 10-K.

         2.  Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts - Page 24

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

         3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages 26 and 27 are filed as part of this report.


(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

                              ELLETT BROTHERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 & 1995

                                 (In Thousands)





                                                         Balance at      Charged to       Charged to                      Balance at
                                                         Beginning          Cost/           Other                             End
                             Description                 of Period        Expenses         Accounts       Deductions       of Period
                             -----------                 ----------      ----------       ----------      ----------      ----------
    1997
                 Allowance for Doubtful Accounts           $  750          $1,568           $  899(B)       $2,448(A)       $  769
                                                           ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory          $  500(D)       $3,745(E)        $    -          $3,548          $  697
                                                           ======          ======           ======          ======          ======


    1996
                 Allowance for Doubtful Accounts           $  712          $  933           $1,471(B)       $2,366(A)       $  750
                                                           ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory          $  500(D)       $    -(E)        $    -          $    -          $  500
                                                           ======          ======           ======          ======          ======


    1995
                 Allowance for Doubtful Accounts           $  521          $  905           $1,645(C)       $2,359(A)       $  712
                                                           ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory          $  250(D)       $    -(E)        $  250(F)       $    -          $  500
                                                           ======          ======           ======          ======          ======

--------------

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

(F) Represents reserves established at acquisition of the Acquired Businesses and purchased inventory of another entity.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLETT BROTHERS, INC.
(Registrant)


Date: March 31, 1998                   By: /s/ Joseph F. Murray, Jr.
                                           ---------------------------
                                           Joseph F. Murray, Jr.
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


            Signature                                             Title                                      Date
--------------------------------                --------------------------------------                   --------------
/s/ Robert D. Gorham, Jr.                                Chairman of the Board                           March 31, 1998
--------------------------------
Robert D. Gorham, Jr.


/s/ Joseph F. Murray, Jr.                               Director, President and                          March 31, 1998
--------------------------------                        Chief Executive Officer
Joseph F. Murray, Jr.


/s/ Richard M. Eddinger                           Vice President of Finance, Treasurer                   March 31, 1998
--------------------------------                      and Chief Financial Officer
Richard M. Eddinger


/s/ E. Wayne Gibson                               Director, Chairman of the Executive                    March 31, 1998
--------------------------------                        Committee and Secretary
E. Wayne Gibson


/s/ William H. Batchelor                                        Director                                 March 31, 1998
--------------------------------
William H. Batchelor


/s/ Charles V. Ricks                                            Director                                 March 31, 1998
--------------------------------
Charles V. Ricks


/s/ William H. Stanley                                          Director                                 March 31, 1998
--------------------------------
William H. Stanley


                                INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

3(a) Articles of Incorporation of the Corporation. Incorporated by reference to Exhibit 3(a) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

3(b)        Bylaws of the Corporation. Incorporated by reference to
            Exhibit 3(b) filed as part of the Corporation's
            Registration Statement on Form S-1 (File No. 33-61490).

4(a) Specimen Stock Certificate for the Common Stock of the Corporation. Incorporated by reference to Exhibit 4(a) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(b) Loan Agreement between Lexington County, South Carolina and Ellett Brothers Limited Partnership dated as of November 1, 1988. Incorporated by reference to Exhibit 4(c) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(c) Promissory Note of Ellett Brothers Limited Partnership to Lexington County, South Carolina dated December 1, 1988. Incorporated by reference to Exhibit 4(d) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(d) Trust Indenture between Lexington County, South Carolina and Ellett Brothers Limited Partnership dated as of November 1, 1988. Incorporated by reference to Exhibit 4(e) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(e) Mortgage and Security Agreement between Ellett Brothers Limited Partnership and Citizens and Southern Trust Company (South Carolina), National Association, dated as of November 1, 1988. Incorporated by reference to Exhibit 4(f) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(f) Form of Amendment dated June 3, 1992 between Ellett Brothers Limited Partnership, NationsBank, Allstate Municipal Income Opportunities Trust and Allstate Municipal Income Trust II relating to the Loan Agreement filed as
            Exhibit 4(b). Incorporated by reference to Exhibit 4(i) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

4(g) Form of Letter Agreement dated July 29, 1992 among Allstate Municipal Income Opportunities Trust, Allstate Municipal Income Trust II, Ellett Brothers Limited Partnership, NationsBank and Lexington County relating to the Loan Agreement filed as Exhibit 4(b). Incorporated by reference to Exhibit 4(j) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

4(h) Letter dated February 23, 1993 of Allstate Municipal Income Opportunities Trust and Allstate Municipal Income Trust II to Ellett Brothers Limited Partnership relating to the Loan Agreement filed as Exhibit 4(b). Incorporated by reference to Exhibit 4(k) filed as part of the Corporation's Registration Statement on Form S-1 (File No. 33-61490).

4(i) Form of Assignment and Assumption Agreement dated June 9, 1993 between Ellett Brothers Limited Partnership and Ellett Brothers, Inc. relating to the Loan Agreement filed as
            Exhibit 4 (b). Incorporated by reference to Exhibit 4(l) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

4(j) First Amendatory Loan Agreement between Lexington County, South Carolina, the Corporation and The Bank of New York dated as of September 12, 1997.

4(k)        First Supplemental Trust Indenture between Lexington
            County, South Carolina, the Corporation and The Bank of New York dated as of September 12, 1997.

4(l) Mortgage Modification Agreement between the corporation and The Bank of New York dated as of September 12, 1997.

4(m) Modification of Note between the Corporation and The Bank of New York dated as of September 12, 1997.

                                INDEX TO EXHIBITS
                                   (continued)


Exhibit
Number                            Description
-------                           -----------

10(a) Financing and Security Agreement dated June 10, 1994 between First Union Commercial Corporation and the
            Corporation. Incorporated by reference to Exhibit 10(d) filed as part of the Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

10(b)       Amendment dated April 21, 1995 to the Financing and
            Security Agreement filed as exhibit 10(a). Incorporated by reference to Exhibit 10(e) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10(c) Amendment dated December 23, 1996 to the Financing and Security Agreement filed as Exhibit 10(a). Incorporated by reference to
            Exhibit 10(f) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

10(d) Amendment dated March 31, 1997 to the Financing and Security Agreement filed as Exhibit 10(a).

10(e) Amendment dated September 26, 1997 to the Financing and Security Agreement filed as Exhibit 10(a).

10(f) Amendment dated December 30, 1997 to the Financing and Security Agreement filed as Exhibit 10(a).

21          Subsidiaries of the Registrant.

27          Financial data schedule.