Form 10-Q
period 1998-03-31
ELLETT BROTHERS INC
filed 1998-05-15
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998
                                          --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1998, 5,120,918 shares of no par value common stock of the registrant were outstanding.

                                                                       Form 10-Q
                                                                          Page 2

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                 MARCH 31, 1998

                                      INDEX


PART I.    FINANCIAL INFORMATION
                                                                                                             PAGE
                                                                                                             ----
Item 1.  Financial Statements

         Condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997                      3

         Condensed consolidated statements of income for the three months ended
            March 31, 1998 and 1997                                                                            4

         Condensed consolidated statements of cash flows for the three months ended
            March 31, 1998 and 1997                                                                            5

         Notes to condensed consolidated financial statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

Item 3.  Quantitative and Qualititative Disclosures About Market Risk                                         10



PART II.   OTHER INFORMATION
                                                                                                             PAGE
                                                                                                             ----

Item 6.  Exhibits and Reports on Form 8-K                                                                     11

                                                                       Form 10-Q
                                                                          Page 3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   March 31,      Dec. 31,
                                                                                     1998           1997
                                                                                  -----------    ----------
                                                                                  (unaudited)    (see note)
ASSETS

Current assets:
  Cash and cash equivalents                                                       $    139       $    395
  Accounts receivable, less allowance for doubtful accounts of $761 and $769
    at March 31, 1998 and December 31, 1997, respectively                           19,147         19,201
  Other accounts receivable                                                          1,103          1,820
  Inventories                                                                       35,025         31,535
  Prepaid expenses                                                                   2,470          1,488
  Deferred income tax asset                                                            540            534
                                                                                  --------       --------
    Total current assets                                                            58,424         54,973
                                                                                  --------       --------
Property, plant and equipment, at cost, less accumulated depreciation                6,742          6,703

Other assets:
  Intangible assets, at cost, less accumulated amortization                          1,872          1,936
  Other assets                                                                          27              2
                                                                                  --------       --------
    Total other assets                                                               1,899          1,938
                                                                                  --------       --------

                                                                                  $ 67,065       $ 63,614
                                                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                         $ 12,484       $  4,424
  Accrued expenses                                                                   1,647          1,884
  Current portion of long-term debt                                                    517            525
                                                                                  --------       --------
    Total current liabilities                                                       14,648          6,833
                                                                                  --------       --------
Revolving credit facility                                                           22,173         26,788
Long-term debt                                                                       6,276          6,399
Non-current deferred income tax liability                                              232            258

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)
  Common stock, no par value
    (20,000 shares authorized, 5,121 shares issued and outstanding
    as of March 31, 1998 and December 31, 1997)                                     12,425         12,402
  Unearned compensation                                                               (148)          (177)
  Retained earnings                                                                 11,459         11,111
                                                                                  --------       --------
    Total shareholders' equity                                                      23,736         23,336
                                                                                  --------       --------

                                                                                  $ 67,065       $ 63,614
                                                                                  ========       ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See note 5 entitled Comprehensive Income on page 7.

                                                                       Form 10-Q
                                                                          Page 4

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                  --------------------------

                                                    1998           1997
                                                    ----           ----

Sales                                             $ 34,032       $ 36,801
Cost of goods sold                                  28,126         30,458
                                                  --------       --------
       Gross profit                                  5,906          6,343


Selling, general and administrative expenses         4,795          5,149
                                                  --------       --------
       Income from operations                        1,111          1,194


Other income (expenses) :
    Interest income                                    123            136
    Interest expense                                  (526)          (717)
    Other income                                        (3)            10
                                                  --------       --------
       Income before income taxes                      705            623


Income tax expense                                     254            231
                                                  --------       --------

Net income                                        $    451       $    392
                                                  ========       ========
Basic and diluted earnings per common share       $   0.09       $   0.08
                                                  ========       ========

Weighted average shares outstanding                  5,121          5,171
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

                                                                       Form 10-Q
                                                                          Page 5

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         ------------------------

                                                                                            1998           1997
                                                                                            ----           ----
Cash flows from operating activities:
  Net income                                                                             $    451       $    392
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash charges to income                                                                296            668
    Changes in assets and liabilities:
       Accounts receivable                                                                    740         (1,587)
       Inventories                                                                         (3,490)        (1,653)
       Prepaid expenses                                                                      (982)          (762)
       Accounts payable, trade                                                              8,060          4,489
       Accrued expenses                                                                      (237)          (243)
                                                                                         --------       --------
         Net cash provided by operating activities                                          4,838          1,304
                                                                                         --------       --------
         Net cash used in investing activities                                               (245)           (58)
                                                                                         --------       --------
Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                            30,190         34,758
  Gross repayments on revolving credit facility                                           (34,805)       (35,699)
  Principal payments on capital lease obligations                                              (8)           (12)
  Principal payments on long-term debt                                                       (123)          (112)
  Exercise of stock options by certain executive officers                                                      3
  Dividends to shareholders                                                                  (103)          (104)
                                                                                         --------       --------
         Net cash used in financing activities                                             (4,849)        (1,166)
                                                                                         --------       --------
         Net increase (decrease) in cash and cash equivalents                                (256)            80

Cash and cash equivalents :
  Beginning of period                                                                         395            139
                                                                                         --------       --------
  End of period                                                                          $    139       $    219
                                                                                         ========       ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

2.   INVENTORIES

Inventories consisted of the following:

                                           March 31,          December 31,
                                             1998                1997
                                          -----------         ------------
               Finished goods              $  33,852           $  30,406
               Raw materials                     782                 885
               Work in process                   391                 244
                                           ---------           ---------
                                           $  35,025           $  31,535
                                           =========           =========

3.   COMMON AND PREFERRED STOCK

In January 1997, the Company issued 112 shares of common stock to two executives of the Company for $475. The market value of these shares on the measurement date was $559. The shares carry restrictions over their transferability which will be lifted over a two year period ending in January 1999. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over the two year period. In connection with the issuance of these shares, the Company received promissory notes totaling $452, which has been classified at December 31, 1997 as an offset to shareholders' equity, and $23 in cash from the executives. Balances due under the promissory notes, which bear interest at 5.6%, payable semi-annually, become due on a pro-rata basis as the shares are sold by the executives.

The Company reacquired 46 and 10 shares in June and December of 1997, and recorded it using the cost method of accounting for treasury stock.

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

                                                                       Form 10-Q
                                                                          Page 7

4.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the prior computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement, which became effective for periods ending after December 15, 1997, required the restatement of earnings per share data for all periods presented in the form of basic earnings per share and diluted earnings per share. The Company had no options outstanding during the year ended December 31, 1997. The earnings per share calculations reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the quarter ended March 31, 1998 and the year ended December 31, 1997 is earnings divided by the weighted average shares outstanding.

5.    COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." As required by the SFAS No. 130, prior year information has been modified to conform with the new presentation.

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The Company's total comprehensive income for the three month periods ended March 31, 1998 and 1997 was $464 and $392, respectively. Information concerning the Company's other comprehensive income for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                            1998           1997
                                                            ----           ----

Net unrealized gains on available for sale securities      $   21         $    -

Income tax expense relating to unrealized gains
   on available for sale securities                            (8)             -
                                                           ------         ------

Other comprehensive income                                 $   13         $    -
                                                           ======         ======


                                                                       Form 10-Q
                                                                          Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1997, and the consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended March 31, 1998 were $34.0 million, as compared to $36.8 million for the same period in 1997, a decrease of $2.8 million, or 7.5%. Included in these amounts were sales from the subsidiaries of $421,000 and $2.0 million for the three months ended March 31, 1998 and 1997, respectively. During the first quarter of 1998, sales for the traditional distribution business declined $1.2 million, or 3.3%. Sales in the hunting and shooting sports product group had a decrease of $1.7 million, or 7.6%. Marine accessories showed continued growth with an increase of $401,000, or 7.8%, while camping, archery and outdoor accessories sales increased by $183,000, or 2.8%. Sales were impacted by one less selling day in the quarter versus 1997, along with the extreme weather patterns in much of the country, as well as a change for the industry wide trade show from three to five business days. Subsidiary sales in 1997 included $1.7 million of Safesport Manufacturing which was liquidated in 1997. Excluding Safesport, subsidiary sales increased 36.7% in the first quarter of 1998.

Gross profit was $5.9 million (17.4% of sales) for the three months ended March 31, 1998, as compared to $6.3 million (17.2% of sales) for the same period in 1997, a decrease of $437,000, or 6.9%. Excluding the Safesport operation, gross profit would have been $5.8 million (16.6% of sales) in the first quarter of 1997. In the distribution business, where our improvements were focused, gross margin as a percentage of sales increased 43 basis points. As a result, gross margin dollars per day increased 1.1%, despite the reduction in sales per day by 1.8%. Gross margin as a percentage of sales for the hunting and shooting sports products increased 49 basis points, while marine accessories increased 39 basis points and camping, archery and outdoor accessories decreased 103 basis points.

Selling and general and administrative expenses for the three months ended March 31, 1998 were $4.8 million (14.1% of sales), as compared to $5.1 million (14.0% of sales) for the same period in 1997, a decrease of $354,000, or 6.9%. Excluding the Safesport operation in 1997, selling and general and administration expenses for the three months would have been $4.5 million (12.8% of sales). The increase in the first quarter of 1998 over 1997 of $300,000, excluding the Safesport operation, is primarily due to the computer equipment and information systems upgrade, increased costs of insurance, and a change in the allocation of costs at the subsidiaries.

Interest expense was $526,000 (1.5% of sales) for the three months ended March 31, 1998, as compared to $717,000 (1.9% of sales) for the same period in 1997, a decrease of $191,000, or 26.6%. Interest expense decreased due to lower borrowings over the prior year.

Income tax expense was $254,000 for the three months ended March 31, 1998, as compared to $231,000 for the same period in 1997, an increase of $23,000, or 9.7%. The effective tax rate for the three months ended March 31, 1998 was 35.9%, as compared to 37.1% for the same period in 1997. The decrease in the effective tax rate was due to the deferred tax items.

Net income for the three months ended March 31, 1998 was $451,000 ($0.09 per share) as compared to $392,000 ($0.08 per share) for the three months ended March 31, 1997. Excluding the results of the Safesport operation in the three months ended March 31, 1997, net income was $578,000 ($0.11 per share).

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

                                                                       Form 10-Q
                                                                          Page 9

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash provided by operating activities was $4.8 million for the three months ended March 31, 1998 as compared to net cash provided by operating activities of $1.3 million for the same period in 1997. The increase in cash provided by operating activities was mainly due to a larger increase in trade payables and a decrease in accounts receivable offset partially by a larger increase in inventory in the first quarter of 1998 versus the first quarter of 1997.

Net cash used in investing activities was $245,000 for the three months ended March 31, 1998 as compared to $58,000 for the same period in 1997. The net cash used was primarily for computer equipment and information systems upgrades.

Net cash used in financing activities was $4.8 million for the three months ended March 31, 1998 as compared to $1.2 million for the same period in 1997. During the quarter ended March 31, 1998, the Company used cash collections in excess of the current borrowings to reduce its revolving credit facility by $4.6 as well as to make principal payments on long-term debt and to pay dividends.

Working capital requirements for the Company's traditional distribution business have historically been somewhat seasonal in nature. Accounts receivable have generally increased in the first quarter primarily because of the customary industry practice during the first quarter of each year to offer customers extended payment terms for purchases of certain products, thereby extending the payment due dates for a portion of its sales into the third and fourth quarters of the year. The accounts receivable decrease in the first quarter of 1998 was different due to lower sales. Accounts receivable have generally increased further early in the third quarter as additional 60 to 90 day extended terms have been offered to stimulate sales in advance of the Company's highest volume quarters. Accounts receivable usually decrease in the fourth quarter as payments are received on prior quarters' sales and a larger percentage of current sales are made with shorter payment terms. Inventory generally builds during the first two quarters and peaks in the third quarter to support the higher sales volumes of the third and fourth quarters.

Working capital requirements have been seasonal for the subsidiaries. Inventories have generally increased during the first half of the year to accommodate the sales in the third and fourth quarters. Accounts receivable generally decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Principal maturities on the Company's industrial revenue bonds for the remainder of 1998 will be $391,667, and maturities for 1999 and 2000 will be $566,667 and $616,667, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $422,188 for the remainder of 1998, and $567,000 and $565,000 for 1999 and 2000, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 1998 and for the foreseeable future.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on

                                                                       Form 10-Q
                                                                         Page 10

gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to product liability lawsuits; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Securities and Exchange Commission Release 33-7386 (January 31,
1997), the disclosure requirement contemplated by Item 305 of Regulation S-K in response to this Item 3 is not currently mandated for the Company.

                                                                       Form 10-Q
                                                                         Page 11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

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

                            Ellett Brothers, Inc.



   Date: May 15, 1998
                            By:          /s/ Joseph F. Murray, Jr.
                                -----------------------------------------------
                                             Joseph F. Murray, Jr.
                                President, Chief Executive Officer and Director




                            By:             /s/ George E. Loney
                                -----------------------------------------------
                                                George E. Loney
                                           Chief Financial Officer
                                 (principal financial and accounting officer)