Form 10-Q
period 1998-06-30
ELLETT BROTHERS INC
filed 1998-08-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

                                 Yes [X] No [ ]

As of June 30, 1998, 5,086,918 of no par value common stock of the registrant were outstanding.


                               Page 1 of 13 pages

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                  JUNE 30, 1998

                                      INDEX


Part I.    Financial Information

                                                                            Page
                                                                            ----

Item 1.      Financial Statements
                Condensed consolidated balance sheets as of
                June 30, 1998 and December 31, 1997                           3

                Condensed consolidated statements of income for
                the three months and six months ended
                June 30, 1998 and 1997                                        4

                Condensed consolidated statements of cash flows for
                the six months ended June 30, 1998 and 1997                   5

                Notes to condensed consolidated financial statements          6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      10


Part II.   Other Information

Item 6.      Exhibits and Reports on Form 8-K                                12


PART I. FINANCIAL INFORMATION

Item I.    Financial Statements

                                                                       Form 10-Q
                                                                          Page 3


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     June 30,          Dec. 31,
                                                                                       1998              1997
                                                                                     --------          --------
                                                                                    (unaudited)       (see note)
ASSETS

Current assets:
  Cash and cash equivalents                                                          $    215          $    395
  Accounts receivable, less allowance for doubtful accounts of $729 and $769
    at June 30, 1998 and December 31, 1997, respectively                               19,454            19,201
  Other accounts receivable                                                             1,416             1,820
  Inventories                                                                          37,346            31,535
  Prepaid expenses                                                                      2,011             1,488
  Deferred income tax asset                                                               532               534
                                                                                     --------          --------
    Total current assets                                                               60,974            54,973
                                                                                     --------          --------

Property, plant and equipment, at cost, less accumulated depreciation                   6,987             6,703

Other assets:
  Intangible assets, at cost, less accumulated amortization                             1,809             1,936
  Other assets                                                                             27                 2
                                                                                     --------          --------
    Total other assets                                                                  1,836             1,938
                                                                                     --------          --------

                                                                                     $ 69,797          $ 63,614
                                                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                            $  7,098          $  4,424
  Accrued expenses                                                                      1,284             1,884
  Current portion of long-term debt                                                       541               525
                                                                                     --------          --------
    Total current liabilities                                                           8,923             6,833
                                                                                     --------          --------

Revolving credit facility                                                              30,488            26,788
Long-term debt                                                                          6,118             6,399
Non-current deferred income tax liability                                                 246               258

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)
  Common stock, no par value
    (20,000 shares authorized, 5,087 and 5,121 shares issued and outstanding
    as of June 30, 1998 and December 31, 1997, respectively)                           12,285            12,402
  Unearned compensation                                                                  (120)             (177)
  Retained earnings                                                                    11,857            11,111
                                                                                     --------          --------
    Total shareholders' equity                                                         24,022            23,336
                                                                                     --------          --------

                                                                                     $ 69,797          $ 63,614
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

                                                                       Form 10-Q
                                                                          Page 4

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                              Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,

                                                             1998              1997              1998              1997
                                                           --------          --------          --------          --------

Sales                                                      $ 31,856          $ 34,671          $ 65,888          $ 71,472
Cost of goods sold                                           26,108            31,994            54,235            62,452
                                                           --------          --------          --------          --------
    Gross profit                                              5,748             2,677            11,653             9,020


Selling, general and administrative expenses                  4,554             5,802             9,348            10,951
                                                           --------          --------          --------          --------
    Income (loss) from operations                             1,194            (3,125)            2,305            (1,931)


Other income (expenses):
    Interest income                                             132               114               255               250
    Interest expense                                           (616)             (873)           (1,142)           (1,590)
    Other income (expense)                                       46                (3)               42                 7
                                                           --------          --------          --------          --------
Income (loss) before income taxes                               756            (3,887)            1,460            (3,264)


Income tax expense (benefit)                                    256            (1,261)              509            (1,030)
                                                           --------          --------          --------          --------


Net income (loss)                                          $    500          $ (2,626)         $    951          $ (2,234)
                                                           ========          ========          ========          ========


Basic and diluted earnings (loss) per common share         $   0.10          $  (0.51)         $   0.19          $  (0.43)
                                                           ========          ========          ========          ========


Weighted average shares outstanding                           5,119             5,163             5,120             5,166
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                          1998              1997
                                                                                        --------          --------

Cash flows from operating activities:
  Net income (loss)                                                                     $    951          $ (2,234)
  Adjustments to reconcile net income to net cash used in operating activities:
    Non-cash charges to income                                                               592              (332)
       Changes in assets and liabilities:
        Accounts receivable                                                                  110            (2,338)
        Inventories                                                                       (5,811)             (542)
        Prepaid expenses                                                                    (523)            1,049
        Accounts payable, trade                                                            2,674               489
        Accrued expenses                                                                    (600)             (449)
                                                                                        --------          --------
           Net cash used in operating activities                                          (2,607)           (4,357)
                                                                                        --------          --------

Net cash used in investing activities                                                       (670)             (905)
                                                                                        --------          --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                           70,909            76,529
  Gross repayments on revolving credit facility                                          (67,201)          (70,676)
  Principal payments on capital lease obligations                                             (8)              (24)
  Principal payments on long-term debt                                                      (250)             (225)
  Exercise of stock options by certain executive officers                                   --                  24
  Subscription receivable                                                                     38              --
  Common stock repurchase                                                                   (187)             (219)
  Dividends to shareholders                                                                 (204)             (206)
                                                                                        --------          --------
           Net cash provided by financing activities                                       3,097             5,203
                                                                                        --------          --------

           Net increase (decrease) in cash and cash equivalents                             (180)              (59)

Cash and cash equivalents:
  Beginning of period                                                                        395               139
                                                                                        --------          --------
  End of period                                                                         $    215          $     80
                                                                                        ========          ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998
                      (in thousands, except per share data)


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

2.    INVENTORIES

           Inventories consisted of the following:

                                         June 30,      December 31,
                                           1998            1997
                                          -------         -------

                  Finished goods          $36,256         $30,406
                  Raw materials             1,057             885
                  Work in process              33             244
                                          -------         -------
                                          $37,346         $31,535
                                          =======         =======

3.    COMMON AND PREFERRED STOCK

In January 1997, the Company issued 112 shares of common stock to two executives of the Company for $475. The market value of these shares on the measurement date was $559. The shares carry restrictions over their transferability which will be lifted over a two year period ending in January 1999. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over the two year period. In connection with the issuance of these shares, the Company received promissory notes totaling $452 and $23 in cash from the executives. Balances due under the promissory notes, which bear interest at 5.6%, payable semi-annually, become due on a pro-rata basis as the shares are sold by the executives.

In June of 1998, the Company reacquired 34 shares from one of the former officers and recorded it using the cost method of accounting for treasury stock. The proceeds of this was used to reduce the promissory note. The balances on the notes at June 30, 1998 and December 31, 1997 were $413 and $452, respectively, which are shown as an offset to equity. The Company reacquired 46 and 10 shares in June and December of 1997, respectively, and recorded it using the cost method of accounting for treasury stock.

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

                                                                       Form 10-Q
                                                                          Page 7

4.    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the prior computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement, which became effective for periods ended after December 15, 1997, required the restatement of earnings per share data for all periods presented in the form of basic earnings per share and diluted earnings per share. The Company had no options outstanding or other dilutive securities during the year ended December 31, 1997 or the six month period ended June 30, 1998. The earnings per share calculations reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the quarters and six months ended June 30, 1998 and 1997, and the year ended December 31, 1997 is earnings divided by the weighted average shares outstanding.

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

The Company's comprehensive income for the six month periods ended June 30, 1998 was $970 and a net loss of $2,234 for 1997. Information concerning the Company's other comprehensive income for the six month periods ended June 30, 1998 and 1997 is as follows:

                                                              1998        1997
                                                              ----        ----

Net unrealized gains on available for sale securities         $ 31        $--

Income tax expense relating to unrealized gains
   on available for sale securities                            (12)        --
                                                              ----        ----
Other comprehensive income                                    $ 19        $--
                                                              ====        ====

6.    NEW ACCOUNTING PRONOUNCEMENT

During 1997, the Financial Accounting Standards Board issued the new Statement of Financial Accounting Standards (SFAS), No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes guidelines in reporting information about operating segments in annual financial statements and requires selected information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard will be effective for the Company's 1998 fiscal year. This pronouncement is not expected to have a material impact on the Company's financial statements.

                                                                       Form 10-Q
                                                                          Page 8

7.    CLOSING OF SUBSIDIARY OPERATION

In June 1997, Executive Management and the Board of Directors concluded that ongoing operations of the Safesport Manufacturing Company subsidiary was not in the best interest of the Company, and began liquidation of this subsidiary. An after tax reserve of $2,725, or $0.53 per share, was established as of June 30, 1997 for the purpose of this liquidation. This reserve was composed of the following components;

                       Inventory Reserve                         $  3,548
                       Accounts Receivable Reserve                    207
                       Accrued Expenses                               255
                       Current Tax Benefit                         (1,285)
                             Total Reserve                       $  2,725

The results (unaudited) for the three and six months ended June 30, 1997, without the impacts of the Safesport subsidiary, would have been;

                                                  Three Months   Six Months
                                                  ------------   ----------
                     Sales                         $ 32,882       $ 67,963
                     Gross Margin                     5,889         11,721
                     Operating Income                 1,269          2,611
                     Net Income                         465          1,043
                     Earnings Per Share            $   0.09       $   0.20

                                                                       Form 10-Q
                                                                          Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1997, and the condensed consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended June 30, 1998 were $31.9 million, as compared to $34.7 million for the same period in 1997, a decrease of $2.8 million, or 8.1%. Sales for the six months ended June 30, 1998 were $65.9 million, as compared to $71.5 million for the same period in 1997, a decrease of $5.6 million, or 7.8%. Included in these amounts were sales from the subsidiaries of $320,000 and $741,000 for the three and six months ended June 30, 1998, respectively, and $2.7 million and $4.7 million for the three and six months ended June 30, 1997, respectively.

The results of operations for the second quarter of 1997 were impacted by the decision to close the Safesport Manufacturing subsidiary (see Note 6 to the financial results). If the impact of the operations of Safesport were excluded, sales for the three months ended June 30, 1997 would have been $32.9 million as compared to $31.9 million in the same period of 1998, a 3.1% decrease. On the same basis, sales for the six months ended June 30, 1997 would have been $68.0 million as compared to $65.9 million for the same period in 1998, a 3.0% decrease.

Sales in the distribution business showed a combined modest decline of 1.4% as compared to the second quarter of 1997. Marine accessory products, aided greatly by unusually hot and dry weather throughout much of the country, produced record quarterly sales numbers and had a 13.4% increase when compared to 1997. These same weather conditions, though, had a negative impact on camping, archery and outdoor accessories sales, which declined 1.7%. The sales of hunting and shooting sports products continued to be impacted by soft market conditions, as well as by the weather, and declined by 7.4% in this quarter.

Subsidiary operations, excluding Safesport from last year's numbers, declined in sales as compared to last year's second quarter. This was primarily a result of a large order that shipped last year in the middle of June, but this year was shipped at the beginning of July.

Gross profit was $5.7 million (18.0% of sales) for the three months ended June 30, 1998, as compared to $2.7 million (7.7% of sales) for the same period in 1997, an increase of $3.0 million. Gross profit for the six months ended June 30, 1998 was $11.7 million (17.7% of sales), as compared to $9.0 million (12.6% of sales) for the same period in 1997, an increase of $2.7 million. A $3.5 million inventory reserve was established in the second quarter of 1997 for the closing of the Safesport operation. Excluding the impact of the creation of the inventory reserve and the Safesport operation, gross profit would have been $5.9 million (17.9% of sales) and $11.7 million (17.3% of sales) for the three and six months ended June 30, 1997, respectively. Gross margins as a percentage of sales in our key hunting and shooting sports products area increased 89 basis points for the quarter and 66 basis points for the six months, as compared to the same periods in 1997. Furthermore, in the past year, we have worked to improve manufacturing efficiencies in the two subsidiaries, with the outcome being substantially improved gross margins as a percentage of sales as compared to the same periods in 1997.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1998 were $4.6 million (14.3% of sales), as compared to $5.8 million (16.7% of sales) for the same period in 1997, a decrease of $1.2 million, or 21.5%. SG&A expenses for the six months ended June 30, 1998 were $9.3 million (14.2% of sales), as compared to $11.0 million (15.3% of sales) for the same period in 1997, a decrease of $1.7 million, or 14.6%. In the second quarter and six months of 1997, SG&A expenses included $462,000 from the creation of the Safesport reserve. Excluding Safesport from the expenses in 1997, the SG&A expenses for the second quarter were $4.6 million (14.1% of sales) and for the six months were $9.1 million (13.4% of sales).

Interest expense was $616,000 (1.9% of sales) for the three months ended June 30, 1998, as compared to $873,000 (2.5% of sales) for the same period in 1997, a decrease of $257,000, or 29.5%. Interest expense for the six months ended June 30, 1998 was $1.1 million (1.7% of sales), as compared to $1.6 million (2.2% of sales) for the same period in 1997, a decrease of $500,000, or 28.2%. Lower borrowings in the first half of 1998, as compared to the same period in 1997, along with lower interest rates, resulted in lower interest expense.

                                                                       Form 10-Q
                                                                         Page 10

Income tax expense was $256,000 for the three months ended June 30, 1998, as compared to a $1,261,000 tax benefit for the same period in 1997. Income tax expense was $509,000 for the six months ended June 30, 1998, as compared to a $1,030,000 tax benefit for the same period in 1997. Of the tax benefit, $1,285,000 was derived from the creation of the Safesport reserve. The effective tax rate for the three months ended June 30, 1998 was 33.9%, as compared to a tax benefit for the same period in 1997. The effective tax rate for the six months ended June 30, 1998 was 34.9%, as compared to a tax benefit for the same period in 1997. The 1998 rate is impacted by the state tax credits from the subsidiary losses.

The net income for the three months ended June 30, 1998 was $500,000 (1.6% of sales), as compared to a net loss of $2.6 million (-7.6% of sales), of which $2.7 million (-7.9% of sales) resulted from the creation of the Safesport reserve for the same period in 1997. Net income for the six months ended June 30, 1998 was $951,000 (1.4% of sales), as compared to a net loss of $2.2 million (-3.1% of sales) for the same period in 1997. If the total impact of the operations of Safesport were excluded, net income for the three months ended June 30, 1997 would have been $465,000 (1.4% of sales). On the same basis, net income for the six months ended June 30, 1997 would have been $1.0 million (1.5% of sales).



SEASONALITY AND QUARTERLY INFORMATION

Historically, the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the remaining subsidiaries are very seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash used in operating activities was $2.6 million for the six months ended June 30, 1998, as compared to net cash used in operating activities of $4.4 million in 1997. The net cash used in 1998 was due primarily to an increase in inventory, which normally takes place in the first six months, partially offset by an increase in accounts payable.

Net cash used in investing activities was $670,000 for the six months ended June 30, 1998, as compared to $905,000 for the same period in 1997. The net cash used in 1998 was primarily for computer equipment and information systems upgrades. These system upgrades will be year 2000 compliant.

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 1998, as compared to $5.2 million for the same period in 1997. During the six months ended June 30, 1998, the Company's net borrowings were $3.7 million, as compared to $5.9 million during the same period in 1997.

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

                                                                       Form 10-Q
                                                                         Page 11


quarter to support the higher sales volumes of the third and fourth quarters. In the fourth quarter, the higher sales volumes have traditionally served to reduce inventory to its lowest point at year-end.

Working capital requirements are also seasonal for the subsidiaries. Inventories generally increase during the first half of the year to accommodate the sales expected in the third and fourth quarters. Accounts receivable generally decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1998 will be $267,000, and maturities for 1999 and 2000 will be $567,000 and $617,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $298,000 for the remainder of 1998, and $568,000 and $525,000 for 1999 and
2000, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 1998 and the foreseeable future.



YEAR 2000 ISSUE

During the period ended June 30, 1998, the Company continued the efforts to upgrade its computer equipment and information systems. The total cost of the computer upgrades, including 1996, 1997, and 1998 expenditures, is expected to be approximately $3.0 million, of which approximately $1.1 million is planned for 1998. These system upgrades will be year 2000 compliant. The Company is in dialogue with all its vendors as to their preparedness for year 2000. Where appropriate, the Company is requesting documentation and certification of the vendors' preparedness.



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

                                                                       Form 10-Q
                                                                         Page 12


PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               None.

           (b) Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                                                       Form 10-Q
                                                                         Page 13


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                             Ellett Brothers, Inc.



Date: August 14, 1998

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