Form 10-Q
period 1998-09-30
ELLETT BROTHERS INC
filed 1998-11-16
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes   [X]      No [ ]

As of September 30, 1998, 4,945,018 shares of no par value common stock of the registrant were outstanding.


                               Page 1 of 14 pages

                                                                       Form 10-Q
                                                                          Page 2



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1998

                                      INDEX


                                                                            Page
                                                                            ----
Part I.        Financial Information

Item 1.        Financial Statements

                    Condensed consolidated balance sheets as of September
                    30, 1998 and December 31, 1997                            3

                    Condensed consolidated statements of income for the
                    three months and nine months ended September 30, 1998
                    and 1997                                                  4

                    Condensed consolidated statements of cash flows for
                    the nine months ended September 30, 1998 and 1997         5

                    Notes to condensed consolidated financial statements      6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    12



                                                                            Page
                                                                            ----
Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K                              13

                                                                       Form 10-Q
                                                                          Page 3



PART I.           FINANCIAL INFORMATION

Item I.           Financial Statements


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      September 30,       Dec. 31,
                                                                                          1998              1997
                                                                                       --------          --------
ASSETS                                                                                 (unaudited)       (see note)

Current assets:
  Cash and cash equivalents                                                            $    114          $    395
  Accounts receivable, less allowance for doubtful accounts of $831 and $769
      at September 30, 1998 and December 31, 1997, respectively                          24,411            19,201
  Other accounts receivable                                                                 980             1,820
  Inventories                                                                            36,129            31,535
  Prepaid expenses                                                                        1,872             1,488
  Deferred income tax asset                                                                 538               534
                                                                                       --------          --------
      Total current assets                                                               64,044            54,973
                                                                                       --------          --------

Property, plant and equipment, at cost, less accumulated depreciation                     7,222             6,703

Other assets:
  Intangible assets, at cost, less accumulated amortization                               1,745             1,936
  Other assets                                                                                2                 2
      Total other assets                                                                  1,747             1,938
                                                                                       --------          --------
                                                                                       $ 73,013          $ 63,614
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                              $  9,237          $  4,424
  Accrued expenses                                                                        1,498             1,884
  Current portion of long-term debt                                                         554               525
                                                                                       --------          --------
      Total current liabilities                                                          11,289             6,833
                                                                                       --------          --------

Revolving credit facility                                                                31,265            26,788
Long-term debt                                                                            5,947             6,399
Non-current deferred income tax liability                                                   211               258

Shareholders' equity:
  Preferred stock, no par value
      (5,000 shares authorized, no shares issued or outstanding)
  Common stock, no par value
      (20,000 shares authorized, 4,945 and 5,121 shares issued and outstanding
      as of September 30, 1998 and December 31, 1997, respectively)                      12,119            12,833
  Unearned compensation                                                                     (92)             (177)
  Unrealized gain on IRB reserve                                                             57                21
  Subscription receivable                                                                  (418)             (452)
  Retained earnings                                                                      12,635            11,111
                                                                                       --------          --------
      Total shareholders' equity                                                         24,301            23,336
                                                                                       --------          --------
                                                                                       $ 73,013          $ 63,614
                                                                                       ========          ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 5 on page 7 entitled Comprehensive Income.

                                                                       Form 10-Q
                                                                          Page 4


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                           ----------------------------          ----------------------------

                                                              1998               1997               1998               1997
                                                           ---------          ---------          ---------          ---------

Sales                                                      $  39,625          $  41,326          $ 105,513          $ 112,798
Cost of goods sold                                            32,398             34,484             86,633             96,936
                                                           ---------          ---------          ---------          ---------
      Gross profit                                             7,227              6,842             18,880             15,862


Selling, general and administrative expenses                   5,206              5,421             14,554             16,372
                                                           ---------          ---------          ---------          ---------
      Income (loss) from operations                            2,021              1,421              4,326               (510)


Other income (expenses):
      Interest income                                            111                115                366                365
      Interest expense                                          (724)              (945)            (1,866)            (2,535)
      Other income (expense)                                      (6)               (13)                36                 (6)
                                                           ---------          ---------          ---------          ---------
Income (loss) before income taxes                              1,402                578              2,862             (2,686)


Income tax expense (benefit)                                     518                113              1,027               (917)
                                                           ---------          ---------          ---------          ---------


Net income (loss)                                          $     884          $     465          $   1,835          $  (1,769)
                                                           =========          =========          =========          =========


Basic and diluted earnings (loss) per common share         $    0.17          $    0.09          $    0.36          $   (0.34)
                                                           =========          =========          =========          =========


Weighted average shares outstanding                            5,062              5,131              5,100              5,154
                                                           =========          =========          =========          =========


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

                                                                       Form 10-Q
                                                                          Page 5



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            ----------------------------

                                                                                               1998               1997
                                                                                            ---------          ---------

Cash flows from operating activities:
      Net income (loss)                                                                     $   1,835          $  (1,769)
      Adjustments to reconcile net income to net cash used in operating activities:
           Non-cash charges to income (loss)                                                      833              1,028
                 Changes in assets and liabilities:
                      Accounts receivable                                                      (4,433)            (9,279)
                      Inventories                                                              (4,594)             4,985
                      Prepaid expenses                                                           (384)             2,209
                      Accounts payable, trade                                                   4,813                591
                      Accrued expenses                                                           (386)              (186)
                                                                                            ---------          ---------
                           Net cash used in operating activities                               (2,316)            (2,421)
                                                                                            ---------          ---------

Net cash used in investing activities                                                          (1,064)              (905)
                                                                                            ---------          ---------

Cash flows from financing activities:
      Gross borrowings on revolving credit facility                                           107,038            110,329
      Gross repayments on revolving credit facility                                          (102,561)          (106,055)
      Principal payments on capital lease obligations                                              (8)               (39)
      Principal payments on long-term debt                                                       (379)              (342)
      Exercise of stock options by certain executive officers                                       0                 24
      Subscription receivable                                                                      34                  0
      Common stock repurchase                                                                    (714)              (219)
      Dividends to shareholders                                                                  (311)              (309)
                                                                                            ---------          ---------
                           Net cash provided by financing activities                            3,099              3,389
                                                                                            ---------          ---------

                           Net (decrease) increase in cash and cash equivalents                  (281)                63

Cash and cash equivalents:
      Beginning of period                                                                         395                139
                                                                                            ---------          ---------
      End of period                                                                         $     114          $     202
                                                                                            =========          =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998
                      (in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

        Inventories consisted of the following:

                               September 30,  December 31,
                                   1998            1997
                                 -------         -------

         Finished goods          $35,202         $30,406
         Raw materials               737             885
         Work in process             190             244
                                 -------         -------
                                 $36,129         $31,535
                                 =======         =======

3. COMMON AND PREFERRED STOCK

In January 1997, the Company issued 112 shares of common stock to two executives of the Company for $475. The market value of these shares on the measurement date was $559. The shares carry restrictions over their transferability which will be lifted over a two year period ending in January 1999. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over a two year period. In connection with the issuance of these shares, the Company received promissory notes totaling $452 and $23 in cash from the executives. Balances due under the promissory notes, which bear interest at 5.6%, payable semi-annually, become due on a pro-rata basis as the shares are sold by the executives.

In June of 1998, the Company reacquired 34 shares from one of the former officers and recorded it using the cost method of accounting for treasury stock. The proceeds of this was used to reduce the promissory note. The balances on the notes at September 30, 1998 and December 31, 1997 were $418 and $452, respectively, which are shown as an offset to equity. The Company reacquired 142 shares in September of 1998, and 46 and 10 shares in June and December of 1997, respectively, and recorded it using the cost method of accounting for treasury stock. In addition, the Company reacquired 449 shares in October of 1998.

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

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the prior computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement, which became

                                                                       Form 10-Q
                                                                          Page 7


effective for periods ended after December 15, 1997, required the restatement of earnings per share data for all periods presented in the form of basic earnings per share and diluted earnings per share. The Company had no options outstanding or other dilutive securities during the year ended December 31, 1997 or the nine month period ended September 30, 1998. The earnings per share calculations reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the quarters and nine months ended September 30, 1998 and 1997, and the year ended December 31, 1997 is earnings divided by the weighted average shares outstanding.

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

The Company's comprehensive income for the nine month periods ended September 30, 1998 was $1,858 and a net loss of $1,769 for 1997. Information concerning the Company's other comprehensive income for the nine month periods ended September 30, 1998 and 1997 is as follows:

                                                              1998          1997
                                                              ----          ----

Net unrealized gains on available for sale securities         $ 36          $--

Income tax expense relating to unrealized gains
   on available for sale securities                            (13)          --
                                                              ----          ----

Other comprehensive income                                    $ 23          $--
                                                              ====          ====


6. Closing of Subsidiary Operation

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

                                         June 30, 1997  September 30, 1997
                                         -------------  ------------------

         Inventory Reserve                   $ 3,548          $ 1,246
         Accounts Receivable Reserve             207              580
         Accrued Expenses                        255               10
         Current Tax Benefit                  (1,285)            (688)
                                             -------          -------
                Total Reserve                $ 2,725          $ 1,148
                                             =======          =======

The results (unaudited) for the three and nine months ended September 30, 1997, without the impact of the Safesport subsidiary, would have been:

                                  Three Months      Nine Months
                                  ------------      -----------
         Sales                      $ 36,946         $104,909
         Gross Margin                  6,341           18,062
         Operating Income              1,275            3,886
         Net Income                      457            1,502
         Earnings Per Share         $   0.09         $   0.29

                                                                       Form 10-Q
                                                                          Page 8


7. New Accounting Pronouncement

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

Sales for the three months ended September 30, 1998 were $39.6 million. This compares to $36.9 million last year, excluding the sales from Safesport Manufacturing Company which was liquidated in 1997, for an increase of 7.3%. For the nine months ended September 30, 1998, sales were $105.5 million, as compared to $104.9 million for the same period in 1997, excluding Safesport from the 1997 results, for an increase of 0.6%. Sales reported for the three and nine months ended September 30, 1997 were $41.3 million and $112.8 million, respectively, which included amounts from Safesport.

Total sales in the distribution business increased 8.6% in the three months ended September 30, 1998, as compared to the same period in 1997. Marine accessory products continued to achieve record sales and had a 17.7% increase, as compared to 1997. Our camping, archery and outdoor accessories sales experienced a 15.9% increase over 1997. Our hunting and shooting sports sales had a 2.8% increase compared to 1997.

Sales from the subsidiaries, excluding Safesport from prior years numbers, decreased 7.1% for the three months ended September 30, 1998, as compared to last year. While we benefited from a shipment we had expected to occur in the second quarter falling in the third quarter, sales were negatively impacted by the delay of an expected order which we believe will be in the fourth quarter.

Gross profit was $7.2 million (18.2% of sales) for the three months ended September 30, 1998. This compares to $6.3 million (17.2% of sales), excluding Safesport, for the same period in 1997, an increase of $900,000. Gross profit for the nine months ended September 30, 1998 was $18.9 million (17.9% of sales), as compared to $18.1 million (17.2% of sales), excluding Safesport, for the same period in 1997, an increase of $800,000. Gross profits reported for the three and nine months ended September 30, 1997 were $6.8 million (16.6% of sales) and $15.9 million (14.1% of sales), respectively, which included amounts from Safesport. Gross margins in our distribution business for the three months ended September 30, 1998 were up 114 basis points over the same period in 1997. For the nine months ended September 30, 1998, they were up 53 basis points, as compared to the same period in 1997. Our subsidiaries, excluding Safesport for the three months and nine months ended September 30, 1998 and 1997, had a gross margin increase of 301 basis points and 733 basis points, respectively, as compared to the same periods in 1997. We have continued to work to improve manufacturing efficiencies in the subsidiaries, which have resulted in improved margins.

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 1998 were $5.2 million (13.1% of sales), as compared to $5.1 million (13.7% of sales), excluding Safesport, for the same period in 1997, an increase of $100,000 or 2.0%. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $14.6 million (13.8% of sales), as compared to $14.2 million (13.5% of sales), excluding Safesport, for the same period in 1997, an increase of $400,000, or 2.8%. SG&A expenses reported for the three and nine months ended September 30, 1997 were $5.4 million (13.1% of sales) and $16.4 million (14.5% of sales), respectively, which included amounts from Safesport.

Interest expense was $724,000 (1.8% of sales) for the three months ended September 30, 1998, as compared to $945,000 (2.3% of sales) for the same period in 1997, a decrease of $221,000, or 23.4%. Interest expense for the nine months ended September 30, 1998 was $1.9 million (1.8% of sales), as compared to $2.5 million (2.3% of sales) for the same period in 1997, a decrease of $669,000, or 26.4%. Reduced borrowings, along with lower interest rates, resulted in lower interest expense.

Income tax expense for the three months ended September 30, 1998 was $518,000, as compared to $113,000 for the same period in 1997. Income tax expense was $1,027,000 for the nine months ended September 30, 1998, as compared to a tax benefit of $917,000 for the same period in 1997. The effective tax rates for the three months and nine months ended September 30, 1998 were 36.9% and 35.9%, respectively.

Net income for the third quarter was $884,000, or $0.17 per share, as compared to $458,000, or $0.09 per share, for the same period in 1997, excluding the impact of Safesport from the 1997 amounts. Net income and earnings per share reported for the third quarter of 1997, including Safesport's results, were $465,000 and $0.09 per share, respectively.

                                                                       Form 10-Q
                                                                         Page 10


Excluding the impact of Safesport from the 1997 amounts, for the nine months ended September 30, 1998, net income was $1,835,000, or $0.36 per share, as compared to net income of $1,502,000, or $0.29 per share, for the same period in 1997, an increase of 22.2%. The net loss and loss per share reported for the nine months ended September 30, 1997, including Safesport's impact, were $1,769,000 and $0.34 per share, respectively.

SEASONALITY AND QUARTERLY INFORMATION

Historically, the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries are very seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses generated in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

During the nine months ended September 30, 1998, net cash used in operating activities was $2.3 million as compared to $2.4 million for the same period in 1997. The net cash used in operating activities in 1998 above the cash generated from operations and higher payables was used for inventories and higher receivables at the end of the quarter. The net cash used in investing activities in 1998 of $1.0 million was primarily due to the purchase of computer software. During the nine months ended September 30, 1998, the Company obtained the additional cash needed to fund operations by increasing borrowings under its revolving credit facility by $4.5 million. The Company also paid dividends of $310,000 in the nine months ended September 30, 1998.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1998 will be $137,500, and maturities for 1999 and 2000 will be $567,000 and $617,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $145,000 for the remainder of 1998, and $568,000 and $525,000 for 1999 and
2000, respectively.

Management believes that cash generated from operations and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 1998 and the foreseeable future.

YEAR 2000 ISSUE
During the period ended September 30, 1998, the Company continued the efforts to upgrade its computer equipment and information systems. These upgrades are expected to be operational in the first half of 1999. The total cost of the computer upgrades, including 1996, 1997, and 1998 expenditures, is expected to be approximately $3.8 million, of which approximately $1.1 million is planned for 1998. The Company has received documentation from the vendor

                                                                       Form 10-Q
                                                                         Page 11


stating that these systems are Year-2000 compliant. The Company has a Year-2000 plan in place which involves an audit and test of all internal systems for compliance as well as a survey of all suppliers for compliance. Non-compliant internal systems will be upgraded, replaced, or taken out of service. Suppliers will be assessed as to their compliance, with the idea of putting contingency plans in place to deal with any non-compliant suppliers.

With respect to the audit and testing of the internal systems for compliance, as well as the suppliers' compliance, the Company has spent approximately $2,300 on the Year-2000 project through the nine months ended September 30, 1998. Estimated costs for the remainder of 1998 are $15,000. For 1999, the Company is estimating the costs associated with the Year-2000 project to be $25,000. A further assessment of the costs will be made after all the information is received from the suppliers and the testing of the internal systems is complete.

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



PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

              27    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                             Ellett Brothers, Inc.



Date: November 13, 1998

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