Form 10-K405
period 1998-12-31
ELLETT BROTHERS INC
filed 1999-03-31
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          (Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                        For the transition period from _________ to __________

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

                           Common Stock (no par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 26, 1999 there were 4,296,518 shares of common stock of the Registrant outstanding, and the aggregate market value of the shares of common stock held by nonaffiliated shareholders (based upon the closing price for the stock on the Nasdaq National Market on February 26, 1999) was $22,689,912.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement in connection with the Registrant's 1999 Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference into Part III of this report.

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

PART I

Item 1.    BUSINESS

                                   BACKGROUND

General

Ellett Brothers, Inc. and subsidiaries (the "Company") is a nationwide marketer and supplier of natural outdoor sporting goods products. The Company markets and distributes a broad line of products and accessories for hunting and shooting sports, marine, camping, archery, and other related outdoor activities. The Company's product line, which contains over 60,000 stock-keeping units (SKU's), includes firearms, ammunition, marine electronics, small engine replacement parts, electric trolling motors, binoculars, cutlery, archery equipment, leather goods, flashlights, tents, lanterns, sportsmen's gifts, camping accessories, decorative boxes, licensed nostalgia items, and a variety of other natural outdoor sporting goods products. During fiscal years 1998, 1997, and 1996, revenues from sales of firearms and ammunition comprised approximately 50.7%, 49.8%, and 49.2%, respectively, of the Company's revenues. The Company features such recognized brand names as Remington, Ruger, Winchester, Daisy, Rocky Shoes and Boots, LaCrosse, Motorguide, Coleman, Rubbermaid, Swiss Army, Bear Archery, and Nikon. The Company's mailing address is 267 Columbia Avenue, Chapin, South Carolina, 29036, and its telephone number is (803) 345-3751.

In late 1988, the Company began broadening its product line from primarily hunting and shooting goods to include marine accessories. The Company's marine accessories business has proven to be a natural extension of Ellett Brothers' ("Ellett") traditional sporting goods business, with sales increasing from $2.6 million in 1989 to $23.9 million in 1998. In 1994, Ellett formed a new sales group to specifically target archery retailers. The archery group has shown continued growth since its inception, reaching $6.3 million in sales in 1998.

During 1995, Ellett implemented its acquisition strategy by acquiring assets of entities with products that complement Ellett's existing product lines as well as opening the possibility of new markets or channels of distribution. As a result, substantially all of the assets of Evans Sports, Inc. ("Evans") and Vintage Editions, Inc. ("Vintage") were acquired in April and September 1995, respectively. Evans is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. Vintage is a manufacturer of specialty licensed nostalgia products. While their products are similar in nature, they are very distinct in quality and marketing approaches. The Company expects to continue to seek expansion of the wood products of both companies to provide additional sales to both current and new customers. All of the assets of Evans and Vintage were transferred at the time of each respective purchase to wholly-owned subsidiaries that were incorporated in the state of South Carolina.

In August 1995, Ellett purchased the accounts receivable and inventory of Safesport Manufacturing Company ("Safesport"), an importer and marketer of outdoor leisure products, specializing in camping accessories and cutlery items. In June 1997, executive management and the Board of Directors concluded that the ongoing operation of the Safesport subsidiary was not in the best interest of the Company and began liquidation. The liquidation process was substantially completed by the fourth quarter of 1997 (see Note 4 to the financial statements in Item 8, Part II which is incorporated herein by reference).

                             DESCRIPTION OF BUSINESS

Marketing

The Company currently sells to more than 20,000 active customer accounts (defined as customers who have made a purchase from the Company within the last twelve months), the majority of which are independent natural outdoor sporting goods retailers (as opposed to mass merchandisers). The Company's largest customer was responsible for approximately 2.3% of 1998 sales, and sales to the Company's ten largest customers represented approximately 4.7% of 1998 sales. The Company seeks to expand its existing customer base further through the identification of new or alternative channels for its product lines. Distribution channels targeted by the Company include specialty pro shop retailers of archery products, industry organization groups and larger sporting goods stores.

Ellett's customer base in its traditional distribution business is organized into individual business units. Each sales associate, after ten weeks of intensive training, is promoted to manager of an individual business unit serving a designated customer base. Each business unit manager participates in the development of an annual profit plan, receives monthly profit and loss statements, and is accountable for the performance of the business unit. Business unit managers continually update each customer's file with product, sales and other customer-specific information to tailor the Company's services to better suit the customer's needs. Customers regularly contact their personal business unit managers to obtain current information regarding compatible products and accessories, product warranties, and product availability.

The Company believes this organizational structure is unique in its industry because the business unit managers are incentivized to develop strong one-on-one relationships with their customers and to enhance their sales, marketing, and management skills. The Company believes this enhances the overall productivity of each business unit.

Ellett's commitment to ongoing training and professional development of its business unit managers is a key feature of the organization. Ellett trains each business unit manager to be a constant source of product information for that business unit's customers. Management believes this teleservicing approach is unique to Ellett. Each business unit manager receives 500 hours of training in the manager's first year and approximately 200 hours of training each year thereafter. Prior to any customer contact, each business unit manager must successfully complete an intensive 10 week training, testing, and analysis process, which addresses product knowledge and a broad range of selling and management skills. Every business unit manager begins each day with a training meeting designed to build on earlier training and provide updates on Company direction, product promotions, and new marketing opportunities. In addition, periodic career enhancement classes provide in-depth training on a wide range of topics.

Because of Ellett's business unit approach and state-of-the-art telecommunications technology, we do not need an outside sales force in our traditional distribution business. Ellett's business unit approach, combined with our teleservicing, enables us to communicate frequently with our entire customer base, providing timely updates on market developments, new products, promotions, and order status. In 1998, Ellett averaged approximately 4,800 outbound customer contacts and 3,700 inbound customer contacts daily, with a collective total of 400 hours of telephone time daily. Ellett believes that it is capable of contacting its entire customer base in two days rather than the weeks typically required by a traditional field sales force.

Evans and Vintage rely on an inside marketing staff as well as independent sales representatives. The products of the subsidiaries are also cross-marketed to traditional Ellett customers by Ellett's sales associates to help generate additional sales for the subsidiaries.

A key part of Ellett's marketing strategy is the production of complete annual product catalogs, as well as frequent promotional mini-catalogs. Annual catalogs are produced for each of our major product groups, including hunting and shooting sports products, archery products, marine accessories, Evans' products, and Vintage's products. The hunting and shooting, archery, and marine catalogs are produced in two separate formats. The Ellett version is designed to be used at a retail sales counter by store employees as a reference tool and sales guide. Ellett also sells catalogs to its customer base with the retail store's name on the front cover, which the retailers generally give to their best customers. Management believes that through this process our catalogs are found in the hands of the most active consumers in the marketplace. In 1998, we distributed over 105,000 copies of our annual catalogs.

In 1998, Ellett's distribution business produced over 36 different mini-catalogs (periodic promotional flyers) with 36% of our sales being from items featured in these mini-catalogs. These promotional, business-to-business mail order vehicles are designed to focus our customers and business unit managers on a narrow range of products, including special values, new products, and upcoming seasonal items for a short period of time. In 1998, we issued mini-catalogs for our hunting and shooting sports products, archery products, and marine accessory products.

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

The Company utilizes United Parcel Service for delivery services to the majority of its customers, while a few customers pick up merchandise. The use of UPS has allowed the Company to avoid the substantial fixed costs associated with regional warehouse locations and a fleet of trucks. Following the 1997 UPS strike, management reviewed this relationship and determined that the benefits exceed the risks of any future strike.

Purchasing and Suppliers

The Company currently purchases products from approximately 1,100 manufacturers and other suppliers. The Company's four largest suppliers accounted for approximately 27.7%, 26.9%, and 30.2% of the Company's purchases during 1998, 1997, and 1996, respectively. Management believes that the Company's size, reputation, prompt payment history, and overall knowledge of independent sporting goods retailers have contributed to strong relationships with its suppliers. The majority of the suppliers provide advertising allowances to the Company to assist in the promotion and sale of their products, via the catalogs and mini-catalogs, while many are actively involved in on-site promotion efforts at Ellett.

Ellett's purchasing associates play a key role in merchandising. They are responsible for the initial buying decisions, including selection and pricing, and coordination of supplier promotional efforts. All distribution products are evaluated on a 2 to 3 week cycle and must perform to guidelines established by the Company. Raw materials for the manufacturing and assembly operations are evaluated as each major purchase cycle is encountered. Purchasing associates are regularly involved in reviewing new products or current product performance for the addition or discontinuance of items.

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

Ellett's customer base for its distribution business consists almost exclusively of independent sporting goods retailers located across the United States. Ellett competes with other national distributors, various regional and local distributors and various manufacturers who sell certain products directly to these retailers. Ellett has identified approximately 60 distributors, of whom approximately six are national in scope, competing in the hunting and shooting sports, camping and archery products and outdoor accessories markets, and has identified approximately 50 other distributors competing in the marine accessories markets. Certain of these competitors may have substantially greater financial resources, larger sales and support staffs and greater purchasing power than Ellett. Ellett's ability to compete successfully depends on factors both within and outside its control, including its ability, if necessary, to support reductions in selling prices through reductions in operating expenses, the timing and success of product introductions, access to high demand products, successful inventory management, suitable product quality, reliability and price, and general economic conditions. Ellett also indirectly competes with sporting goods mass merchandisers or "superstores," to which Ellett generally does not sell, but which generally sell in competition with the Ellett's primary customer base of independent sporting goods retailers.

Although our distribution business shares customers with our subsidiaries, competition in the markets of the subsidiaries differs from Ellett's traditional distribution business. Management believes Evans and Vintage hold the majority of the market for nostalgic and licensed decorative boxes, with a few smaller companies competing for market share. Evans' customer base is dominated by mass merchandisers and Vintage's sales are predominately through specialty catalogs and gift shops. The main competitive factor for Evans and Vintage is being able to produce a product timely and at a price level commensurate to the quality of the item.

Government Regulation and Licenses

In recent years, an increasing amount and variety of legislation aimed at eliminating or limiting the production, sale, possession, ownership and use of certain kinds of firearms has been introduced in the United States Congress and in various state legislatures, and the Company expects that such legislation will continue to be introduced in the future. In addition, certain states and other local governments have already adopted, or are currently considering the adoption of, laws aimed at the control of firearm possession and ownership by the public. There can be no assurance that existing and future gun control legislation will not have a substantial negative impact on consumer demand for firearms and result in a material adverse effect on the Company's financial condition, results of operations, and cash flows.

The Company is also subject to a variety of federal, state and local laws and regulations relating to, among other things, advertising, the sale and handling of firearms, the offering and extension of credit and workplace and product safety, including various regulations concerning the storage of gunpowder. Certain governmental licenses and permits are also necessary in connection with the Company's operations. In particular, as with any seller of firearms, the Company is required to maintain a federal firearms license that imposes various restrictions and conditions on the Company's operations, including a requirement that the Company resell firearms and ammunition only to federally licensed firearms dealers. In addition, all exports of firearms and ammunition require federal government licenses in advance of shipment. In the event that the Company should be determined to be in violation of any applicable regulations, licenses or permits, the Company could become subject to cease and desist orders, injunctions, civil fines and other penalties. Any such penalties could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Associates

The Company views all of its personnel as associates of the Company, rather than merely as employees. As of February 26, 1999, the Company employed approximately 370 associates, none of whom was a member of an industry trade union or collective bargaining unit. Part-time workers (primarily clerical and distribution) are also utilized over the course of the year as needed to assist the Company during periods of peak sales.

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

Item 2.    PROPERTIES

The Company's operations are carried out at four separate locations. The following table sets forth certain information regarding each of these facilities:

                                                         Approximate
                                                      Aggregate Usable
                                                         Square Feet             Status
                    Chapin, South Carolina                 190,000                Owned
                    Newberry, South Carolina               140,000                Owned
                    Houston, Missouri                       62,000               Leased
                    Taylorsville, North Carolina            30,000               Leased

The Company's headquarters is housed in the 190,000 square foot, two-story office and warehouse facility located on 12 acres of land owned by the Company. The second floor of this facility, approximately 40,000 square feet, encompasses the Company's teleservicing sales and administrative departments, including a complete media workshop as well as a video and photography studio. Both of the Chapin, South Carolina facilities serve as collateral under the Company's industrial revenue refunding bonds. See Note 10 to the Financial Statements in
Item 8, Part II which is incorporated herein by reference. The Newberry facility, located on 16.4 acres of land owned by the Company, includes 34,000 square feet of warehouse space added in February 1996.

Item 3.    LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. See Note 16 to the Financial Statements in Item 8, Part II which is incorporated herein by reference.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Ellett Brothers, Inc. during the fourth quarter of fiscal year 1998.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Ellett Brothers, Inc. is traded on the Nasdaq National Market System under the symbol ELET. As of March 8, 1999, the Company had a total of approximately 75 shareholders of record. Certain of these shareholders of record hold shares in nominee name for other beneficial owners.

The following table sets forth the quarterly high and low sale prices per share for the common stock as reported on the Nasdaq National Market and dividends on common stock.

Quarter Ended:                 High                  Low               Dividend
-------------------------------------------------------------------------------
March 31, 1997                $ 5.63               $ 4.38               $ 0.02
June 30, 1997                   5.38                 4.13                 0.02
September 30, 1997              6.38                 4.88                 0.02
December 31, 1997               6.25                 5.13                 0.02
March 31, 1998                  6.50                 5.50                 0.02
June 30, 1998                   6.25                 4.44                 0.02
September 30, 1998              5.13                 3.25                 0.02
December 31, 1998               4.88                 3.56                 0.02

The Company did not sell any equity securities during the fiscal year ended December 31, 1998 which were not registered under the Securities Act of 1933.

Item 6.    SELECTED FINANCIAL DATA(3)

(in thousands except per share and other data)      1998           1997            1996           1995            1994
-------------------------------------------------------------- -------------- --------------- -------------- ---------------
Sales                                              $147,130       $152,500       $147,666        $150,411       $160,187
Income (loss) before income taxes                     4,750         (1,353)         2,673           7,384          9,722
Net income (loss)(3)                                  3,012           (815)         1,687           4,634          6,156
Basic and diluted earnings (loss) per share(3)          0.61          (0.16)          0.33            0.89           1.29
Dividends paid per share(1)                             0.08           0.08           0.08            0.08           0.18
Weighted average number of
     shares outstanding                               4,955          5,148          5,135           5,230          4,783
Working capital                                      46,538         48,140         55,029          50,512         45,678
Total assets                                         64,769         63,614         73,688          70,275         61,236
Long-term debt obligations                           32,297         33,187         38,472          33,533         30,089
Shareholders' equity                                 22,932         23,336         24,637          24,548         20,332
Other data:
Number of business units at year end                    127            139            145             160            151
Number of customers served during year(2)            20,677         23,800         25,890          25,737         20,228

(1) Includes quarterly dividends at $0.02 per share paid in March, June, September and December 1998, 1997, 1996, 1995, and 1994, and a special dividend at $0.10 per share paid in March 1994.
(2) Due to the potential for errors in elimination of mutual customers between subsidiaries, the numbers for 1998, 1997, 1996, and 1995 are approximations. Management feels that any differences are insignificant.
(3) In June 1997, executive management and the Board of Directors concluded that ongoing operation of the Safesport Manufacturing Company subsidiary was not in the best interest of the Company and began liquidation of this subsidiary. The liquidation was substantially concluded by December 31, 1997 with a net after tax loss of $2,276 ($0.44 per share).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Sales for the year ended December 31, 1998 were $147.1 million as compared to $144.4 million in 1997, excluding the sales from the liquidation of Safesport Manufacturing Company in 1997, an increase of $2.7 million or 1.9%. Including Safesport in the 1997 total, sales were $152.5 million. Total sales in our distribution business were up 3.3% in 1998 as compared to 1997. The marine accessory products led the way with a 14.5% increase when compared to 1997, while sales of our camping, archery and outdoor accessories increased by 8.2%. Although sales of our hunting and shooting sports products declined 1.3% in 1998 as compared to 1997, this decline occurred in the first half of the year, as our sales were up 4.8% over 1997 in the second half of the year.

Sales from our subsidiaries in 1998, excluding Safesport, were $6.1 million, as compared to $7.9 million, a decrease of $1.8 million or 22.8%. Sales to our major accounts did not materialize as expected, especially in the fourth quarter, resulting in the decline in sales.

Gross profit for the year ended December 31, 1998 was $26.4 million (18.0% of sales) as compared to $25.3 million (17.5% of sales), excluding Safesport from last year's results. Efforts to increase gross profit in 1998 as a percentage of sales in our distribution operations were successful in all four quarters. Including Safesport in 1997, total gross profit was $23.1 million (15.2% of sales).

Selling, general and administrative expenses in 1998 were $19.7 million (13.4% of sales) as compared to $19.5 million (13.5% of sales), excluding Safesport from last year's results, an increase of 1.0%. Recoveries in our bad debt expense along with collections of Safesport receivables previously written off in 1997 contributed to a lower total expense as a percentage of sales. Including Safesport, selling, general and administrative expenses were $21.8 million (14.3% of sales) in 1997.

Interest expense for the year ended December 31, 1998 was $2.5 million (1.7% of sales) as compared to $3.3 million (2.2% of sales) in 1997.

Income tax expense in 1998 was $1.7 million as compared to $1.3 million in 1997, excluding Safesport. The effective tax rate was 36.6% in 1998 as compared to 36.5% in 1997. Including Safesport in 1997, the income tax benefit was $538,000, which was an effective tax rate of 39.8%.

Net income for 1998 was $3.0 million, or $0.61 per basic and diluted share, as compared to $2.3 million, or $0.44 per basic and diluted share, in 1997, excluding the impact of Safesport from the 1997 amounts. Including Safesport in 1997, the net loss for 1997 was $815,000, or $0.16 per basic and diluted share.

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

Gross profit was $23.1 million for the year ended December 31, 1997, as compared to $27.0 million in 1996, a decrease of $3.9 million or 14.3%. As a percentage of sales, gross profit was 15.2% in 1997, as compared to 18.3% in 1996. The decline in gross profit as a percentage of sales was almost entirely due to the impact of the liquidation of the Safesport inventory in the third and fourth quarters. Excluding the impact of Safesport from the two years, gross profit for 1997 would have been $25.3 million, or 17.5% of sales, as compared to $25.0 million, or 17.7% of sales, in 1996. The remaining decline resulted from competitive pressures within the traditional distribution business.

Selling, general, and administrative expenses in 1997 were $21.8 million (14.3% of sales), as compared to $21.4 million (14.5% of sales) in 1996, an increase of $0.4 million or 1.7%. Increased expenses were incurred as a result of a planned increase in costs incurred with the computer equipment and information system upgrades, catalog and mini-catalog production, and personnel costs. Excluding the impacts of Safesport, selling, general, and administrative expenses for 1997 were $19.5 million, as compared to

$18.7 million in 1996. However, certain fixed expenses previously allocated to Safesport, primarily depreciation and interest expenses totaling approximately $435,000, will continue into future years.

Interest expense in both 1997 and 1996 was $3.3 million (2.2% of sales). The benefit from reduced borrowings due to lower inventories, primarily resulting from the Safesport liquidation, was offset by higher interest rates.

Income tax benefit in 1997 was $538,000, as compared to a $1.0 million expense in 1996. The effective rate for 1997 was 39.8%, as compared to 36.9% for 1996. The difference in rates is primarily the result of the impact of the Safesport liquidation on the deferred tax calculation in 1997.

The net loss for 1997 was $815,000, or $0.16 per basic and diluted share, as compared to net income of $1.7 million, or $0.33 per basic and diluted share, in 1996. The loss for 1997 includes $2.3 million ($0.44 per basic and diluted share) of one-time losses from the closing of Safesport, excluding which net income for 1997 would have been $1.5 million, or $0.29 per basic and diluted share. Excluding all impacts of Safesport operations from 1997 and 1996, net income would have been $2.3 million in 1997, as compared to $2.5 million in 1996.

SEASONALITY AND QUARTERLY INFORMATION

Historically the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries acquired during 1995 have been seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses in the first and second quarters. The Company's operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are results of operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash provided by operating activities was $5.9 million during the year ended December 31, 1998, as compared to $7.4 million in 1997. Cash provided from operating activities in 1998 resulted mainly from net income earned along with an increase in accounts payable. The decrease in cash provided from operating activities compared to 1997 primarily relates to increases in inventories in the current year compared to decreases in inventories in the prior year related to the liquidation of Safesport.

Net cash used in investing activities was $1.6 million during the year ended December 31, 1998, as compared to $1.2 million in 1997. The net cash used in investing activities was mainly due to the purchase of computer equipment and information system upgrades.

Net cash used by financing activities was $4.5 million during the year ended December 31, 1998, as compared to $5.9 million net cash used in 1997. The Company primarily used the cash provided by operations in 1998 to repurchase stock. The Company also used a portion of the net cash provided by operating activities in both 1998 and 1997 to make principal payments on long-term debt and to pay dividends.

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

Working capital requirements have been seasonal for the subsidiaries. Inventories generally have increased during the first half of the year to accommodate the sales in the third and fourth quarters. Accounts receivable generally decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Principal maturities on the Company's industrial revenue refunding bonds for 1999, 2000, and 2001 will be $567,000, $617,000, and $667,000, respectively. The annual interest charges, at the fixed rate of 7.5%, will be $568,000, $525,000, and $449,000 for 1999, 2000, and 2001, respectively (see Note 10 to the Financial Statements in Item 8, Part II which is incorporated herein by reference).

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions during 1999 and for the foreseeable future.

YEAR 2000

The Company is devoting resources throughout its business operations to minimize the risk of potential disruption from the Year 2000 ("Y2K") problem. This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "Non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers and customers, as well as potential failures in public and private infrastructure services.

System failures resulting from the Y2K problem could adversely affect operations and financial results of the Company. Y2K failures on the part of our major vendors would limit our available inventory for resale. Failures at our customer level would result in lower revenue. Public infrastructure failures could adversely affect power and communications.

In late 1996, the Company determined that its operating system would not be Y2K compliant and made a decision to purchase new operating software (purchasing, distribution, and financial) to run its business. In connection with this decision, new hardware was purchased that moved the Company from a mainframe to a client/server environment. System modifications and testing have been ongoing with installation of the new system anticipated to begin in the second quarter of 1999 with completion in the third quarter of 1999.

In the second half of 1998, the Company put together a project team headed up by an executive of the Company with the assistance of the department heads. A plan was put together to assess all internal Non-IT systems as well as key suppliers and customers.

An inventory was taken of all internal Non-IT systems. From this inventory, 39% of the systems were identified as critical to business operations. Of the critical systems, 87% have been identified as Y2K compliant or unaffected by computer dates. Of the remaining ones, 7% will be addressed by the new operating system and the other 6% are still being investigated.

All critical vendors have been surveyed as well as all major customers as to their Y2K readiness. The Company is currently evaluating the responses to determine what action is necessary, if any.

The Company will be developing contingency plans as a precautionary measure for all systems that are not expected to be Y2K compliant. This planning will begin in the second quarter of 1999 and will be completed by the third quarter of 1999.

The cost of the system upgrades, which includes hardware and software, since inception through completion, is expected to be approximately $3.8 million, which includes $1.5 million incurred in 1998. As of December 31, 1998, of the $3.8 million expected to be spent by the Company related to Y2K, the Company had spent $3.3 million. This amount was funded out of working capital and the Company's revolving credit line. Amounts incurred to-date and expected to be incurred in the future do not include amounts for internal manpower or additional amounts determined as a result of the contingency programs to be developed, if any.

Based upon its efforts to-date, the Company believes that the vast majority of both its IT and its Non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition.

The nature and focus of the Company's efforts to address the Y2K problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($26.5 million at December 31, 1998). The Company does not currently use derivative financial instruments.

Approximately $6.4 million of the Company's debt at December 31, 1998 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $40.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 1998, the interest rate was 7.80% (see Note 10 to the Financial Statements in Item 8,
Part II which is incorporated herein by reference). The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $33.9 million at December 31, 1998 ($34.4 million at December 31, 1997). Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at December 31, 1998:

                          Maturity Date                  Fixed Rate Debt                 Interest Rate
                  ------------------------------- ------------------------------ -------------------------------
                               1999                        $    567,000                       7.5%
                               2000                             617,000                       7.5%
                               2001                             667,000                       7.5%
                               2002                             716,000                       7.5%
                               2003                             767,000                       7.5%
                            Thereafter                        3,069,000                       7.5%
                  ------------------------------- ------------------------------ -------------------------------
                                                           $  6,403,000                       7.5%

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) Financial Statements

CONSOLIDATED BALANCE SHEETS (in thousands)                                                    December 31,
---------------------------------------------------------------------------------------------------------------------
Assets                                                                                   1998               1997
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                     $      183          $     395
     Accounts receivable, less allowance for doubtful accounts of $605
         and $769 at December 31, 1998 and 1997, respectively                          20,066             19,201
     Other accounts receivable                                                          1,716              1,820
     Inventories                                                                       32,140             31,535
     Prepaid expenses                                                                     948              1,488
     Deferred income tax asset                                                            440                534
---------------------------------------------------------------------------------------------------------------------
              Total current assets                                                     55,493             54,973
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
     accumulated depreciation and amortization                                          7,567              6,703
Other assets:
     Intangible assets, at cost, less accumulated amortization                          1,682              1,936
     Other assets                                                                          27                  2
---------------------------------------------------------------------------------------------------------------------
              Total other assets                                                        1,709              1,938
---------------------------------------------------------------------------------------------------------------------
                                                                                   $   64,769          $  63,614
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable, trade                                                       $    7,149          $   4,424
     Accrued expenses                                                                   1,239              1,884
     Current portion of long-term debt                                                    567                525
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                 8,955              6,833
---------------------------------------------------------------------------------------------------------------------
Revolving credit facility                                                              26,461             26,788
Long-term debt                                                                          5,836              6,399
Deferred income tax liability                                                             585                258
Commitments and Contingencies (see Notes 11 and 16)
Shareholders' equity:
     Preferred stock, no par value (5,000 shares authorized,
         no shares issued or outstanding)                                                   -                  -
     Common stock, no par value (20,000 shares authorized, 4,297 and 5,121 shares issued and outstanding as of December 31,
         1998 and 1997, respectively)                                                   9,559             12,833
     Common stock subscribed                                                               93                  -
     Unearned compensation                                                                (55)              (177)
     Subscription receivable                                                             (423)              (452)
     Retained earnings                                                                 13,716             11,111
     Accumulated other comprehensive income                                                42                 21
---------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                               22,932             23,336
---------------------------------------------------------------------------------------------------------------------
                                                                                   $   64,769          $  63,614
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

                                                                                 For the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                            1998              1997               1996
-----------------------------------------------------------------------------------------------------------------------
Sales                                                              $     147,130      $    152,500       $    147,666
Cost of goods sold                                                       120,685           129,372            120,683
-----------------------------------------------------------------------------------------------------------------------
              Gross profit                                                26,445            23,128             26,983
Selling, general and administrative expenses                              19,706            21,785             21,420
-----------------------------------------------------------------------------------------------------------------------
              Income from operations                                       6,739             1,343              5,563
-----------------------------------------------------------------------------------------------------------------------
Other income (expenses):
     Interest income                                                         481               454                444
     Interest expense                                                     (2,497)           (3,297)            (3,289)
     Other income (expense)                                                   27               147                (45)
-----------------------------------------------------------------------------------------------------------------------
              Total other expense, net                                    (1,989)           (2,696)            (2,890)
-----------------------------------------------------------------------------------------------------------------------
              Income (loss) before income taxes                            4,750            (1,353)             2,673
Income tax expense (benefit)                                               1,738              (538)               986
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $       3,012      $       (815)      $      1,687
-----------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share                 $        0.61      $      (0.16)      $       0.33
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                        4,955             5,148              5,135
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)

                                                                                                                Accumulated
                                              Common                                                               Other
                                    Common     Stock        Unearned    Subscription   Retained   Comprehensive Comprehensive
                                    Stock    Subscribed   Compensation   Receivable    Earnings   Income (Loss)     Income   Total
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at 12/31/95  $ 13,487       $    --      $   --        $ --       $ 11,061                        --   $24,548
Comprehensive income:
     Net income                         --            --          --          --          1,687          1,687         --     1,687
                                                                                                      ========
Dividends paid, $0.08 per share         --            --          --          --           (411)                       --      (411)
Repurchase of 223 shares of
     common stock                   (1,277)           --          --          --             --                        --    (1,277)
Issuance of 58 shares of common
     stock to executive officers       340            --        (340)         --             --                        --        --
Amortization of unearned
     compensation                       --            --          90          --             --                        --        90
--------------------------------------------------------------------------------------------------              -------------------
Shareholders' equity at 12/31/96    12,550             --        (250)         --       $ 12,337                        --    24,637
Comprehensive loss:
     Net loss                           --            --          --                       (815)          (815)        --      (815)
     Change in unrealized gain
       on available for sale
       securities in the IRB reserve    --            --          --          --             --             21         21        21
                                                                                                      --------
Comprehensive loss                                                                                    $   (794)
                                                                                                      ========
Dividends paid, $0.08 per share         --            --          --          --           (411)                       --      (411)
Repurchase of 56 shares of
     common stock                     (276)           --          --          --             --                        --      (276)
Issuance of 112 shares of
common stock to executive officers     559            --         (84)       (452)            --                        --        23
Amortization of unearned
     compensation                       --            --         157          --             --                        --       157
--------------------------------------------------------------------------------------------------              -------------------
Shareholders' equity at 12/31/97    12,833            --        (177)       (452)        11,111                        21    23,336
Comprehensive income:
     Net income                         --            --          --          --          3,012          3,012         --     3,012
     Change in unrealized gain
      on available for sale
      securities in the
      IRB reserve                       --            --          --          --             --             21         21        21
                                                                                                      --------

Comprehensive income                                                                                  $  3,033
                                                                                                      ========
Dividends paid, $0.08 per share         --            --          --          --           (407)                       --      (407)
Repurchase of 824 shares of
     common stock                   (3,274)           --          --          64             --                        --    (3,210)
Issuance of 20 shares of common
     stock to an executive officer      --            93          --          --             --                        --        93
Interest on subscription receivable     --            --          --         (35)            --                        --       (35)
Amortization of unearned
     compensation                       --            --         122          --             --                        --       122
--------------------------------------------------------------------------------------------------              -------------------
Shareholders' equity at 12/31/98  $  9,559       $    93       $ (55)      $(423)      $ 13,716                  $     42  $ 22,932
==================================================================================================              ===================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)                                           For the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                 $   3,012        $     (815)        $ 1,687
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
              Depreciation and amortization                                                  983               973             901
              Deferred income taxes                                                          421              (146)           (303)
              Provision for loss on accounts receivable                                      374             1,568             933
              Amortization of unearned compensation                                          122               157              90
              Stock award to executive officer                                                93                 -               -
              Other                                                                            -                 7             (17)
              Changes in assets and liabilities:
                  Accounts receivable                                                     (1,135)           (1,655)         (2,224)
                  Inventories                                                               (605)            8,221          (1,304)
                  Prepaid expenses                                                           540             2,239             213
                  Accounts payable, trade                                                  2,725            (3,485)         (1,125)
                  Accrued expenses                                                          (645)              188            (949)
                  Other assets                                                               (25)              162             (13)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating activities                  5,860             7,414          (2,111)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                                   (1,596)           (1,257)         (1,332)
     Purchase of intangibles and other assets                                                  -                 -            (121)
     Proceeds from sale of property and equipment                                              3                15              40
     Proceeds from sale of intangibles                                                         -                 -              25
     Change in industrial revenue refunding bond reserve                                       -                 -              23
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                               (1,593)           (1,242)         (1,365)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Gross borrowings on revolving credit facility                                       150,304           151,592         154,200
     Gross repayments on revolving credit facility                                      (150,606)         (156,332)       (148,764)
     Principal payments on long-term debt                                                   (517)             (467)           (416)
     Principal payments on capital lease obligations                                          (8)              (45)            (42)
     (Increase) decrease in subscription receivable                                          (35)               23               -
     Repurchase of common stock                                                           (3,210)             (276)         (1,277)
     Dividends to shareholders                                                              (407)             (411)           (411)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities                 (4,479)           (5,916)          3,290
------------------------------------------------------------------------------------------------------------------------------------
                      Net increase (decrease) in cash and cash equivalents                  (212)              256            (186)
Cash and cash equivalents:
     Beginning of year                                                                 $     395        $      139       $     325
----------------------------------------------------------------------------------------------------------------------------------
     End of year                                                                       $     183        $      395       $     139
----------------------------------------------------------------------------------------------------------------------------------
     Cash payments for interest                                                        $   2,491        $    3,339       $   3,246
----------------------------------------------------------------------------------------------------------------------------------
     Cash payments for income taxes                                                    $   1,080        $      438       $   1,297
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:

- The change in net unrealized gain on investment securities available for sale was $21 for the years ended December 31, 1998 and 1997.
- During 1998, the Company repurchased 16 shares of common stock from an executive officer in exchange for the forgiveness of a $64 subscription receivable.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.     BASIS OF PRESENTATION

Ellett Brothers, Inc. (the Company) is principally a supplier of goods and customer services to independent retailers who serve the natural outdoor sporting goods market, primarily in the United States. The Company's products are diversified among a wide variety of outdoor sporting goods equipment including a wide selection of styles and brand names. In addition, the Company operates two wholly-owned subsidiaries. One is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. The other subsidiary manufactures specialty licensed nostalgic products.

2.     SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue recognition
-------------------
The Company recognizes revenue from product sales at the time of shipment.

Inventories
-----------
Inventories, consisting principally of purchased goods held for resale, are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method.

Credit risk
-----------
The Company performs ongoing evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is provided in an amount equal to the estimated collection losses. At December 31, 1998 and 1997 prepaid expenses included prepayments in the amounts of $257 and $548, respectively, on future purchases of inventory from certain suppliers for which the Company will receive favorable discounts.

Advertising costs
-----------------
The Company has elected to expense all advertising costs as incurred or the first time advertising takes place, with the exception of direct response advertising, which is capitalized and amortized over the period of its expected future benefit. At December 31, 1998 and 1997, the Company did not have any significant amounts capitalized as direct response advertising. The Company incurred total advertising expenditures of $587, $735, and $808 during the years ended December 31, 1998, 1997, and 1996, respectively.

Property, plant and equipment
-----------------------------
Property, plant and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets which range as follows:

             Description                                                                         Years
             --------------------------------------------------------------------------------------------
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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, and intangibles in relation to operating performance.

Intangible assets
-----------------

Intangible assets principally represent the amount by which costs of acquired net assets exceeded their related fair value ("goodwill") and costs of acquired non-compete agreements. The carrying value of goodwill is reviewed periodically, and if the facts and circumstances suggests that it is impaired, the impairment will be accounted for in accordance with SFAS No. 121. The non-compete agreements are being amortized over the original terms of the agreements. Intangible assets are amortized using the following methods and estimated useful lives.

                  Description                                 Method                             Years
                  --------------------------------------------------------------------------------------
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


Fair values of financial instruments
------------------------------------

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

Income taxes
------------

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock based compensation
------------------------

The Company continues to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation costs for stock options, if any, are measured as the excess of the quoted market price of the Company's stock at the date of the grant over the amount an associate must pay to acquire the stock.

SFAS No. 123, "Accounting for Stock-Based Companies", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings per common share
-------------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the prior computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement, which became effective for periods ending after December 15, 1997, requires the restatement of earnings per share data for all periods presented in the form of basic earnings per share and diluted earnings per share. Although the Company had options outstanding during portions of the three years ended December 31, 1998, they have an antidilutive effect on earnings per share for each year. As such, the earnings per share calculations previously reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 are earnings divided by the weighted average shares outstanding.

Investment securities
---------------------

The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investment securities to be classified into three types:

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

Reclassifications
-----------------
Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation with no effect on previously reported net income or retained earnings.

Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to adopt SFAS No. 133 when required; however, SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3.     COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." As required by the SFAS No. 130, prior year information has been modified to conform with the new presentation.

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

                                                              June 30, 1997             September 30, 1997
                  ----------------------------------------------------------------------------------------
                  Inventory reserve                               $ 3,548                       $ 1,246
                  Accounts receivable reserve                         207                           580
                  Accrued expenses                                    255                            10
                  Current tax benefit                              (1,285)                         (688)
                  ------------------------------------------------------------------------------------------
                      Net reserve                                 $ 2,725                       $ 1,148

5.     INVENTORIES

       Inventories consisted of the following at December 31:

                                                                     1998                          1997
                  ------------------------------------------------------------------------------------------
                  Finished goods                                $  31,112                     $  30,406
                  Raw materials                                       881                           885
                  Work in progress                                    147                           244
                  ------------------------------------------------------------------------------------------
                                                                $  32,140                     $  31,535


6.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following at December 31:

                                                                    1998                         1997
                  ------------------------------------------------------------------------------------------
                  Land                                          $    216                      $     216
                  Buildings and improvements                       6,751                          6,751
                  Furniture, fixtures and equipment                8,021                          6,428
                  ------------------------------------------------------------------------------------------
                                                                  14,988                         13,395
                  Less accumulated depreciation
                       and amortization                            7,421                          6,692
                  ------------------------------------------------------------------------------------------
                                                                $  7,567                      $   6,703

7.     INTANGIBLE ASSETS

       Intangible assets consisted of the following at December 31:

                                                                    1998                           1997
                  ------------------------------------------------------------------------------------------
                  Deferred financing costs                      $    336                      $     336
                  Licenses                                           203                            203
                  Goodwill                                           528                            528
                  Non-compete agreements                           1,700                          1,700
                  ------------------------------------------------------------------------------------------
                                                                   2,767                          2,767
                  Less accumulated amortization                    1,085                            831
                  ------------------------------------------------------------------------------------------
                                                                $  1,682                      $   1,936

8.       INVESTMENT SECURITIES

       The amortized cost and estimated market value of investment securities at December 31, 1998 and 1997 are as follows:

                                                                     Gross            Gross             Gross          Estimated
                                                                   Amortized       Unrealized        Unrealized         Market
       Year                                                          Cost             Gains            Losses            Value
       -----------------------------------------------------------------------------------------------------------------------------
       1998       Available for Sale: Bond Reserve                $   1,122          $     43          $   (1)          $  1,164
       1997       Available for Sale: Bond Reserve                $   1,147          $     25          $   (4)          $  1,168

9.     REVOLVING CREDIT FACILITY

In 1994, the Company entered into a revolving credit facility (the "Agreement") with an affiliate of First Union National Bank of North Carolina, N.A. The Agreement is collateralized by substantially all of the Company's assets other than real estate. The initial term of the Agreement was for three years ending in June 1997. The Agreement was amended in September 1997 to extend the term to September 30, 2001. Effective August 1, 1996, borrowings under the Agreement bear interest at a rate equal to, at the Company's option, prime rate plus .375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans which comprise the total facility outstanding balance. The interest rates of the facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 1998, the interest rate was 7.80%.

The Agreement provides the Company with a revolving line of credit and letters of credit. The revolving line of credit provides loans of up to 70% of the eligible inventories and up to 85% of eligible receivables. The maximum amount that can be outstanding at any time under the Agreement is $40,000. At December 31, 1998 the Company had $11,110 available under the Agreement.

The Agreement contains various restrictions which, among other things, limit capital expenditures and limit cash dividends. The Agreement also requires the Company to meet various minimum financial covenants.

10.    LONG-TERM DEBT

       Long-term debt consisted of the following at December 31:

                                                                                                          1998            1997
       ------------------------------------------------------------------------------------------------------------------------
       Industrial Revenue Refunding Bonds, Series 1988 ("IRB") collateralized by real estate. The fixed interest of 7.5% due to bond holders semi-annually is required to be deposited with the Trustee monthly in an amount equal to one-sixth of the next interest payment. The
           Company also pays one-twelfth of the next principal payment (by way of annual maturity or annual mandatory
           sinking fund redemption) to the Trustee monthly in addition to the interest               $   7,567       $   8,084

       Industrial revenue refunding bond reserve on deposit with the Trustee                            (1,164)         (1,168)

       Capital lease agreement collateralized by computer equipment. The original cost of the equipment was $138 and the lease required a
           total of 42 monthly payments of $4                                                                -               8
       ------------------------------------------------------------------------------------------------------------------------
                                                                                                         6,403           6,924
       Less, current portion                                                                              (567)           (525)
       ------------------------------------------------------------------------------------------------------------------------
                                                                                                     $   5,836       $   6,399

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

The fair market value of the IRB at December 31, 1998 and 1997 was approximately $7,486 and $8,084, respectively.

Principal maturities and sinking fund requirements for long-term debt at December 31, 1998 are as follows:

                  For year ending December 31,
                  1999                                              $    567
                  2000                                                   617
                  2001                                                   667
                  2002                                                   716
                  2003                                                   767
                  Thereafter                                           3,069
                  ----------------------------------------------------------
                                                                    $  6,403
                  ----------------------------------------------------------

Under the bond agreement, as amended, annual cash dividends are limited to 60% of annual net income (adjusted for non-cash charges), a required minimum fixed charge ratio of 1.25:1 (adjusted for non-cash charges), a required minimum current ratio of 1.17:1, and a required minimum shareholders' equity level (as defined) of $6,000 at December 31, 1996 and thereafter.

11.    OPERATING LEASES

The Company entered into three significant leases for computer equipment in conjunction with the first phase of an information system upgrade. The Company incurred $279, $279, and $169 in rental expenses related to these leases in 1998, 1997, and 1996, respectively. The future minimum lease payments as of December 31, 1998 are $109 for the year ended December 31, 1999.

The Company's subsidiaries lease the manufacturing and office space under non-cancelable operating leases. These leases expire through 2005. The Company has the right to cancel these leases with a 90 day notice beginning in 1998 for one lease and in 2000 for the other one.

Rent expense under these subsidiaries leases approximated $125 in each of the years ended December 31, 1998, 1997, and 1996. The following is a summary of the future rental payments as of December 31, 1998:

                  For the year ending December 31,
                  1999                                                                     $  125
                  2000                                                                        125
                  2001                                                                        125
                  2002                                                                        125
                  2003                                                                        125
                  Thereafter                                                                  181
                  -------------------------------------------------------------------------------
                                                                                           $  806
                  -------------------------------------------------------------------------------

12.      COMMON AND PREFERRED STOCK

In January 1997, the Company issued 112 shares of common stock for total consideration of $475 ($452 in promissory notes and $23 of cash) to two executives of the Company in exchange for the cancellation of 112 fully vested and outstanding options of the officers with an exercise price of $7.00 per share. The promissory notes bear interest at 5.6%, payable semi-annually, and become due on a pro-rata basis as the shares are sold by the executives. The shares carry restrictions over their transferability which will be lifted over a two-year period ending January 1999. The market value of the common stock at the date of the transaction was $559. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over the two-year period. In June of 1998, the Company reacquired 34 shares from one of the former executives and recorded it using the cost method of accounting for treasury stock.

During 1998, the Company awarded 20 shares to an executive officer when the market value of these shares was $93. Compensation expense was recognized at the time of the award and shareholders' equity reflects the stock subscribed. During 1996, the Company awarded 58 shares of restricted common stock to two executives of the Company. The restrictions are scheduled to be released pro-rata over a three to four year period, based on certain criteria. The stock awards were valued at the market price per share at the time of each award, and unearned compensation was recorded in equity. Compensation expense is recognized as the awards vest over the three to four year period.

The Company reacquired 100, 93, and 30 shares of its common stock in April, July and September of 1996, respectively; reacquired 46 and 10 shares in June and December of 1997, respectively; and reacquired 142, 448, and 200 shares of its common stock in September, October, and December of 1998, respectively. The Company recorded these acquisitions using the cost method of accounting for treasury stock.

The Company is authorized to issue 20,000 shares of no-par-value common stock. Additionally, the Board of Directors of the Company is authorized to issue, at its discretion, up to 5,000 shares of preferred stock in one or more series with the number of shares, designation, relative rights and preferences, and limitations to be determined by resolution of the Board of Directors. However, no share of stock of any class shall be subject to preemptive rights or have cumulative voting provisions.

13.      STOCK COMPENSATION PLANS

The Company has two stock option plans that provide for the granting of up to 500 options to associates. The options granted are normally at an exercise price equal to the fair value of the shares at the date of the grant. During 1998 under the stock option program ("the Plan"), one executive was granted an option to acquire 50 shares of common stock at $10 per share, and 50 shares of stock at $15 per share. The options expire five years from the date granted.

A summary of the status of the Plan as of December 31, 1998 and changes during the year then ended is presented below:

                                                                              1998
                                                       ----------------------------------------------------
                                                                                      Weighted Average
                                                                Shares                 Exercise Price
                                                       -------------------------- -------------------------
                 Outstanding at beginning of year                   -                   $        -
                 Granted                                          100                        12.50
                                                       -------------------------- -------------------------
                 Outstanding at end of year                       100                      $ 12.50
                                                       -------------------------- -------------------------
                 Options exercisable                              100                     $ 12.50
                                                       -------------------------- -------------------------

The following table summarizes information about the Plan's stock options at December 31, 1998:

                                                Options Outstanding                                  Options Exercisable
                            ------------------------------------------------------------- -----------------------------------------
                             Number Outstanding   Weighted Average                         Number Exercisable
                                at 12/31/98          Remaining        Weighted Average        and Vested at      Weighted Average
 Range of Exercise Prices                         Contractual Life     Exercise Price           12/31/98          Exercise Price
--------------------------- ------------------------------------------------------------- -----------------------------------------
        $10 - $15                   100                 4.50              $ 12.50                  100                $ 12.50

Had compensation cost been recognized based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been decreased to the pro forma amount of $2,976 and earnings per share would have been $0.60 for the year ended December 31, 1998.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants. The weighted average fair value of options granted during the year ended December 31, 1998 was approximately $.37.

                                                               1998
                                                               ----
                    Dividend yield                             2.00%
                    Expected volatility                       36.72%
                    Risk-free interest rate                    5.40%
                    Expected lives, in years                       5

At December 31, 1998 the Company had 400 shares reserved for future grants of stock options.

14.    INCOME TAXES

       Income tax expense (benefit) consisted of the following:

                                                                           For the year ended December 31,
                  ----------------------------------------------------------------------------------------
                                                                     1998            1997             1996
                  ----------------------------------------------------------------------------------------
                  Current:
                  Federal                                        $  1,273          $ (573)        $  1,186
                  State                                                44             181              103
                  ----------------------------------------------------------------------------------------
                                                                    1,317            (392)           1,289
                  ----------------------------------------------------------------------------------------
                  Deferred:
                  Federal                                             342             103             (278)
                  State                                                79            (249)             (25)
                  -----------------------------------------------------------------------------------------
                                                                      421            (146)            (303)
                  -----------------------------------------------------------------------------------------
                                                                 $  1,738          $ (538)        $    986
                  -----------------------------------------------------------------------------------------

       Components of the net deferred income tax liability (asset) were as follows:

                                                                                        As of December 31,
                  ----------------------------------------------------------------------------------------
                                                                     1998                             1997
                  ----------------------------------------------------------------------------------------
                  Depreciation and amortization                  $    538                         $    448
                  Bad debt expense                                   (217)                            (246)
                  Inventory capitalization                           (212)                            (343)
                  State net operating loss                             (6)                            (169)
                  Other                                                42                               34
                  ----------------------------------------------------------------------------------------
                  Total                                          $    145                         $   (276)
                  ----------------------------------------------------------------------------------------

       Income tax expense varied from statutory federal income taxes as follows:

                                                                           For the year ended December 31,
                  ----------------------------------------------------------------------------------------
                                                                     1998            1997             1996
                  ----------------------------------------------------------------------------------------
                  Income taxes at 34% statutory federal rate     $  1,615          $ (460)        $    909
                  State income taxes, net of federal tax benefit       81             (45)              52
                  Other                                                42             (33)              25
                  ----------------------------------------------------------------------------------------
                  Income tax expense                             $  1,738          $ (538)        $    986
                  ----------------------------------------------------------------------------------------


The Company had approximately $3,667 of state net operating loss carryforwards at December 31, 1998. These carryforwards will expire in 2002 through 2012, if not utilized.

15.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan (the "Plan") covering substantially all full-time associates who meet certain age and length of service requirements. Participants are eligible to contribute up to 20% of their annual compensation, not to exceed legal limits, and the Company, at its discretion, makes matching contributions to the Plan. Participants vest immediately in their contributions and after three years in the Company's contributions. The Company incurred expenses related to the Plan of $84, $67, and $49 for the years ended December 31, 1998, 1997, and 1996, respectively.

16.    Contingency

The Company is currently a defendant in certain product liability lawsuits that arose in the normal course of business. It is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters:

                                                      1997                                              1998
------------------------------- ------------------------------------------------- -------------------------------------------------
                                   First       Second      Third       Fourth       First       Second      Third        Fourth
                                  Quarter     Quarter     Quarter      Quarter     Quarter     Quarter     Quarter      Quarter
------------------------------- ------------ ----------- ----------- ------------ ----------- ----------- ----------- -------------
Sales                            $ 36,801     $ 34,671    $ 41,326    $ 39,702     $ 34,032    $ 31,856    $ 39,625    $ 41,617
Gross profit                        6,343        2,677       6,842       7,266        5,906       5,748       7,227       7,564
Selling, general,
     and administrative             5,149        5,802       5,421       5,413        4,795       4,554       5,206       5,151
Income (loss) from
     operations                     1,194       (3,125)      1,421       1,853        1,111       1,194       2,021       2,413
Net income (loss)                     392       (2,626)        465         954          451         500         884       1,177
Basic and diluted earnings
     (loss) per share                0.08       (0.51)        0.09        0.19         0.09        0.10        0.17        0.26
------------------------------- ------------ ----------- ----------- ------------ ----------- ----------- ----------- -------------

18.      Business Segment Information

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the Company to report information about its operating segments. In 1998, Ellett Brothers adopted SFAS No. 131. The adoption of SFAS No. 131 did not affect results of operations or financial position.

The Company's reportable segments are business units that offer different products and have separate management teams and infrastructures. The business units have been aggregated into two reportable segments. These segments are:
Hunting, Shooting, Camping, Archery & Outdoor Products ("HS&A") and Marine Products. The "Other" segment includes the Company's subsidiaries. For the years ended December 31, 1997 and 1996, the "Other" segment information included the Safesport operation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the years ended December 31 (in millions):

----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
                           1998                                   HS&A            Marine            Other             Total
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Sales                                                            $ 117.1          $   23.9         $    6.1           $ 147.1
Operating income                                                     4.4               1.7               .6               6.7
Identifiable segment assets                                         43.8               6.5              2.0              52.3
Capital expenditures                                                 1.6                .0               .0               1.6
Depreciation                                                          .5                .1               .1                .7
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
                           1997                                   HS&A            Marine            Other             Total
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Sales                                                            $ 115.5          $   21.0          $  16.0           $ 152.5
Operating income                                                     3.8               1.3             (3.8)              1.3
Identifiable segment assets                                         41.0               6.7              3.2              50.9
Capital expenditures                                                 1.2                .0               .1               1.3
Depreciation                                                          .5                .1               .1                .7
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------

----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
                           1996                                   HS&A            Marine            Other             Total
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Sales                                                         $    115.6       $      19.3      $      12.8       $     147.7
Operating income                                                     4.5               1.3              (.2)              5.6
Identifiable segment assets                                         43.6               6.1              9.9              59.6
Capital expenditures                                                 1.2                .0               .1               1.3
Depreciation                                                          .5                .1                -                .6
----------------------------------------------------------- ----------------- ---------------- ----------------- -----------------

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31 (in millions) as follows:

----------------------------------------------------------- ----------------------- ---------------------- -----------------------
                                                                     1998                   1997                    1996
----------------------------------------------------------- ----------------------- ---------------------- -----------------------
Operating income                                                  $   6.7                $   1.3                  $   5.6
Interest income and other income, net                                  .5                     .6                       .4
Interest expense                                                     (2.5)                  (3.3)                    (3.3)
----------------------------------------------------------- ----------------------- ---------------------- -----------------------
Income before taxes                                               $   4.7                $  (1.4)                 $   2.7
----------------------------------------------------------- ----------------------- ---------------------- -----------------------

A reconciliation of identifiable segment assets to total assets for the year ended December 31 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ---------------------- -----------------------
                                                                     1998                   1997                    1996
----------------------------------------------------------- ----------------------- ---------------------- -----------------------
Identifiable segment assets                                       $  52.3                $  50.9                  $  59.6
Other corporate assets                                               12.5                   12.7                     14.1
----------------------------------------------------------- ----------------------- ---------------------- -----------------------
      Total assets                                                $  64.8                $  63.6                  $  73.7
----------------------------------------------------------- ----------------------- ---------------------- -----------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Ellett Brothers, Inc.

         In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ellett Brothers, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, Schedule II - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, LLP

Raleigh, North Carolina
February 12, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than April 30, 1999, a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by the Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 1999, under the caption "DIRECTORS AND EXECUTIVE OFFICERS."

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 1999 under the captions "EXECUTIVE COMPENSATION", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" AND "PERFORMANCE GRAPH."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 1999 under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 1999 under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

         1. Financial Statements: See Item 8 of this report on Form 10-K.
            --------------------

         2. Financial Statement Schedules:
            -----------------------------

                  Schedule II - Valuation and Qualifying Accounts - Page 27

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

         3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits -------- on pages 29 and 30 are filed as part of this report.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                              ELLETT BROTHERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended December 31, 1998, 1997, & 1996

                                 (In Thousands)

                                                         Balance at      Charged to       Charged to                      Balance at
                                                         Beginning          Cost/           Other                             End
                             Description                 of Period        Expenses         Accounts       Deductions       of Period
                             -----------                 ---------       ----------       ----------      ----------      ----------
  1998
                 Allowance for Doubtful Accounts           $  769          $  374           $  750 (B)      $1,288 (A)      $  605
                                                           ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory          $  697(C)       $    -(D)        $    -          $  128          $  569
                                                           ======          ======           ======          ======          ======


  1997

                 Allowance for Doubtful Accounts           $  750          $1,568           $  899(B)       $2,448(A)       $  769
                                                           ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory          $  500(C)       $3,745(D)        $    -          $3,548          $  697
                                                           ======          ======           ======          ======          ======


  1996

                 Allowance for Doubtful Accounts           $  712          $  933           $1,471(B)       $2,366(A)       $  750
                                                           ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory          $  500(C)       $    -(D)        $    -          $    -          $  500
                                                           ======          ======           ======          ======          ======

---------------
The information above is provided in support of the financial statements as further described in Note 2 to the financial statements.

(A)      Represents actual write-off of uncollectable accounts.

(B)      Recoveries.

(C) The Company maintains a general reserve for excess or obsolete inventory and for lower of cost or market adjustments. As part of the Company's inventory management, slow moving items are identified and prices are reduced until the items are liquidated. These sales are part of sales and cost of sales.

(D)      Reflected as cost of sales. See Note C above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLETT BROTHERS, INC.
(Registrant)

Date: March 31, 1999                   By:   /s/ Joseph F. Murray, Jr.
                                           -------------------------------------
                                           Joseph F Murray, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature                                             Title                                      Date
--------------------------------                      -------------------------------             ----------------------------
/s/ Robert D. Gorham, Jr.                                Chairman of the Board                           March 31, 1999
--------------------------------
Robert D. Gorham, Jr.

/s/ Joseph F. Murray, Jr.                               Director, President and                          March 31, 1999
--------------------------------
Joseph F. Murray, Jr.                                   Chief Executive Officer

/s/ George E. Loney                                     Chief Financial Officer                          March 31, 1999
--------------------------------
George E. Loney

/s/ E. Wayne Gibson                               Director, Chairman of the Executive                    March 31, 1999
E. Wayne Gibson                                         Committee and Secretary

/s/ William H. Batchelor                                        Director                                 March 31, 1999
--------------------------------
William H. Batchelor

/s/ Charles V. Ricks                                            Director                                 March 31, 1999
--------------------------------
Charles V. Ricks

/s/ William H. Stanley                                          Director                                 March 31, 1999
--------------------------------
William H. Stanley

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

       4(j)       First Amendatory Loan Agreement between Lexington County,
                  South Carolina, the Corporation and The Bank of New York dated as of September 12, 1997. Incorporated by reference to Exhibit
                  4(j) filed as part of the Corporation's Annual Report on Form
                  10-K for the year ended December 31, 1997.

       4(k)       First Supplemental Trust Indenture between Lexington County,
                  South Carolina, the Corporation and The Bank of New York dated as of September 12, 1997. Incorporated by reference to Exhibit
                  4(k) filed as part of the Corporation's Annual Report on Form
                  10-K for the year ended December 31, 1997.

       4(l) Mortgage Modification Agreement between the corporation and The Bank of New York dated as of September 12, 1997.
                  Incorporated by reference to Exhibit 4(l) filed as part of the Corporation's Annual Report on Form 10-K for the year ended
                  December 31, 1997.

       4(m)       Modification of Note between the Corporation and The Bank of
                  New York dated as of September 12, 1997. Incorporated by reference to Exhibit 4(m) filed as part of the Corporation's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997.

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

       10(d)      Amendment dated March 31, 1997 to the Financing and Security
                  Agreement filed as Exhibit 10(a). Incorporated by reference to
                  Exhibit 10(d) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

       10(e)      Amendment dated September 26, 1997 to the Financing and
                  Security Agreement filed as Exhibit 10(a). Incorporated by reference to Exhibit 10(e) filed as part of the Corporation's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997.

       10(f)      Amendment dated December 30, 1997 to the Financing and
                  Security Agreement filed as Exhibit 10(a). Incorporated by reference to Exhibit 10(f) filed as part of the Corporation's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997.

       10(g)      Amendment dated December 31, 1998 to the Financing and
                  Security Agreement filed as Exhibit 10(a).

       21         Subsidiaries of the Registrant. Incorporated by reference to
                  Exhibit 21 filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

       27         Financial data schedule. (for SEC use only).