Form 10-Q
period 1999-03-31
ELLETT BROTHERS INC
filed 1999-05-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1999
                                          --------------

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

Yes [X] No [ ]

As of April 30, 1999, 4,316,518 shares of no par value common stock of the registrant were outstanding.

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                 MARCH 31, 1999

                                      INDEX


Part I.    Financial Information
                                                                        Page
Item 1.  Financial Statements

         Condensed consolidated balance sheets as of
             March 31, 1999 and December 31, 1998                         3

         Condensed consolidated statements of income
            for the three months ended
            March 31, 1999 and 1998                                       4

         Condensed consolidated statements of cash flows
            for the three months ended
            March 31, 1999 and 1998                                       5

         Notes to condensed consolidated financial statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12



Part II.   Other Information
                                                                        Page

Item 6.  Exhibits and Reports on Form 8-K                                13

                                                                       Form 10-Q
                                                                          Page 3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    March 31,         Dec. 31,
                                                                                      1999              1998
                                                                                  -----------        ----------
ASSETS                                                                            (unaudited)        (see note)

Current assets:
  Cash and cash equivalents                                                         $    232         $    183
  Accounts receivable, less allowance for doubtful accounts of $680 and $605
    at March 31, 1999 and December 31, 1998, respectively                             22,320           20,066
  Other accounts receivable                                                               61            1,716
  Inventories                                                                         36,928           32,140
  Prepaid expenses                                                                     1,142              948
  Deferred income tax asset                                                              477              440
                                                                                    --------         --------
    Total current assets                                                              61,160           55,493
                                                                                    --------         --------
Property, plant and equipment, at cost, less accumulated depreciation                  7,902            7,567

Other assets:
  Intangible assets, at cost, less accumulated amortization                            1,624            1,682
  Other assets                                                                            27               27
                                                                                    --------         --------
    Total other assets                                                                 1,651            1,709
                                                                                    --------         --------
                                                                                    $ 70,713         $ 64,769
                                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                           $ 14,834         $  7,149
  Accrued expenses                                                                     1,163            1,239
  Current portion of long-term debt                                                      567              567
                                                                                    --------         --------
    Total current liabilities                                                         16,564            8,955

Revolving credit facility                                                             24,719           26,461
Long-term debt                                                                         5,699            5,836
Deferred income tax liability                                                            275              585

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)                          --               --
  Common stock, no par value
    (20,000 shares authorized, 4,317 and 4,297 shares issued and outstanding
    as of March 31, 1999 and December 31, 1998, respectively)                          9,652            9,559
  Common stock subscribed                                                               --                 93
  Unearned compensation                                                                  (45)             (55)
  Subscription receivable                                                               (423)            (423)
  Retained earnings                                                                   14,230           13,716
  Accumulated other comprehensive income                                                  42               42
                                                                                    --------         --------
    Total shareholders' equity                                                        23,456           22,932
                                                                                    --------         --------
                                                                                    $ 70,713         $ 64,769
                                                                                    ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See note 5 entitled Comprehensive Income on page 7.

                                                                       Form 10-Q
                                                                          Page 4

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------

                                                      1999             1998
                                                    --------         --------

Sales                                               $ 38,946         $ 34,032
Cost of goods sold                                    32,198           28,126
                                                    --------         --------
       Gross profit                                    6,748            5,906


Selling, general and administrative expenses           5,292            4,795
                                                    --------         --------
       Income from operations                          1,456            1,111


Other income (expenses):
    Interest income                                      131              123
    Interest expense                                    (517)            (526)
    Other income                                           1               (3)
                                                    --------         --------
       Income before income taxes                      1,071              705


Income tax expense                                       392              254
                                                    --------         --------


Net income                                          $    679         $    451
                                                    ========         ========

Basic and diluted earnings per common share         $   0.16         $   0.09
                                                    ========         ========


Weighted average shares outstanding                    4,301            5,121
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

                                                                       Form 10-Q
                                                                          Page 5

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                           -------------------------

                                                                                             1999             1998
                                                                                           --------         --------

Cash flows from operating activities:
  Net income                                                                               $    679         $    451
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash charges to income                                                                  234              296
    Changes in assets and liabilities:
       Accounts receivable                                                                     (895)             740
       Inventories                                                                           (4,788)          (3,490)
       Prepaid expenses                                                                        (194)            (982)
       Accounts payable, trade                                                                7,685            8,060
       Accrued expenses                                                                         (76)            (237)
                                                                                           --------         --------
         Net cash provided by operating activities                                            2,645            4,838
                                                                                           --------         --------

Net cash used in investing activities                                                          (553)            (245)
                                                                                           --------         --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                              35,570           30,190
  Gross repayments on revolving credit facility                                             (37,311)         (34,805)
  Principal payments on capital lease obligations                                              --                 (8)
  Principal payments on long-term debt                                                         (138)            (123)
  Dividends to shareholders                                                                    (164)            (103)
                                                                                           --------         --------
         Net cash used in financing activities                                               (2,043)          (4,849)
                                                                                           --------         --------

         Net increase (decrease) in cash and cash equivalents                                    49             (256)

Cash and cash equivalents :
  Beginning of period                                                                           183              395
                                                                                           --------         --------
  End of period                                                                            $    232         $    139
                                                                                           ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

2.   INVENTORIES

         Inventories consisted of the following:

                                           March 31,           December 31,
                                             1999                  1998
                                         -----------           ------------
                     Finished goods      $    35,671             $  31,112
                     Raw materials               980                   881
                     Work in process             277                   147
                                         -----------             ---------
                                         $    36,928             $  32,140
                                         ===========             =========

3.   COMMON AND PREFERRED STOCK

In January 1997, the Company issued 112 shares of common stock for total consideration of $475 ($452 in promissory notes and $23 of cash) to two executives of the Company in exchange for the cancellation of 112 fully vested and outstanding options of the officers with an exercise price of $7.00 per share. The promissory notes bear interest at 5.6%, payable semi-annually, and become due on a pro-rata basis as the shares are sold by the executives. The shares carry restrictions over their transferability which have been lifted over a two-year period ended January 1999. The market value of the common stock at the date of the transaction was $559. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over the two-year period. In June of 1998, the Company reacquired 34 shares from one of the former executives and recorded it using the cost method of accounting.

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

                                                                       Form 10-Q
                                                                          Page 7


The Company reacquired 46 and 10 shares of its common stock in June and December of 1997, respectively; and reacquired 142, 448, and 200 shares of its common stock in September, October, and December of 1998, respectively. The Company recorded these acquisitions using the cost method of accounting.

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

4.   EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the prior computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement, which became effective for periods ending after December 15, 1997, requires the restatement of earnings per share data for all periods presented in the form of basic earnings per share and diluted earnings per share. Although the Company had options outstanding during portions of the three years ended December 31, 1998, they have an antidilutive effect on earnings per share for each year. As such, the earnings per share calculations previously reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the quarter ended March 31, 1999 and for the year ended December 31, 1998 is earnings divided by the weighted average shares outstanding.

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

The Company's total comprehensive income for the three month periods ended March 31, 1999 and 1998 was $679 and $464, respectively. Information concerning the Company's other comprehensive income for the three month periods ended March 31, 1999 and 1998 is as follows:

                                                          1999          1998
                                                          ----          ----

Net unrealized gains on available for sale securities   $     -        $   21

Income tax expense relating to unrealized gains
     on available for sale securities                         -            (8)
                                                        -------        -------

Other comprehensive income                              $     -        $   13
                                                        =======        ======


6.       BUSINESS SEGMENT INFORMATION

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

                                                                       Form 10-Q
                                                                          Page 8


The accounting policies of the segments are the same as those described in the Company's annual report on Form 10-K for the year ended December 31, 1998. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the quarters ended March 31, 1999 and 1998 (in millions):

---------------------------------------------------------------------------------------
                  1999               HS&A        Marine       Other        Total
---------------------------------------------------------------------------------------
Sales                               $ 32.0      $   6.5      $    .4      $ 38.9
Operating income (loss)                1.3           .4          (.2)        1.5
Identifiable segment assets           46.6         10.7          2.0        59.3
Capital expenditures                    .5           .0           .0          .5
Depreciation                            .2           .0           .0          .2
---------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------
                  1998               HS&A        Marine       Other        Total
---------------------------------------------------------------------------------------
Sales                               $ 28.1      $   5.5      $    .4      $ 34.0
Operating income (loss)                1.0           .3          (.2)        1.1
Identifiable segment assets           42.8          9.3          2.0        54.1
Capital expenditures                    .2           .0           .0          .2
Depreciation                            .1           .0           .0          .1
---------------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the quarter ended March 31 (in millions) is as follows:

------------------------------------------------------------------------------
                                               1999             1998
------------------------------------------------------------------------------
Operating income                             $   1.5           $   1.1
Interest income and other income, net             .1                .1
Interest expense                                 (.5)              (.5)
------------------------------------------------------------------------------
Income before taxes                          $   1.1           $    .7
------------------------------------------------------------------------------


A reconciliation of identifiable segment assets to total assets for the quarter ended March 31 (in millions) is as follows:

------------------------------------------------------------------------------
                                                1999            1998
------------------------------------------------------------------------------
Identifiable segment assets                  $  59.3         $  54.1
Other corporate assets                          11.4            10.7
------------------------------------------------------------------------------
      Total assets                           $  70.7         $  64.8
------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                          Page 9


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1998, and the consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended March 31, 1999 were $38.9 million, as compared to $34.0 million for the same period in 1998, an increase of $4.9 million, or 14.4%. Included in these amounts were sales from the subsidiaries of $414,000 and $421,000 for the three months ended March 31, 1999 and 1998, respectively. During the first quarter of 1999, sales for the distribution business increased $4.9 million, or 14.6%. Sales in the hunting and shooting sports product group had an increase of $2.7 million, or 12.9%. Marine accessories showed continued growth with an increase of $1.1 million, or 20.5%, while camping, archery and outdoor accessories sales increased by $1.1 million, or 15.4%.

Gross profit was $6.7 million (17.3% of sales) for the three months ended March 31, 1999, as compared to $5.9 million (17.3% of sales) for the same period in 1998, an increase of $842,000, or 14.2%. In the distribution business, gross margin as a percentage of sales was essentially flat. Gross margin as a percentage of sales for the hunting and shooting sports products increased 5 basis points, while marine accessories increased 7 basis points and camping, archery and outdoor accessories decreased 60 basis points.

Selling and general and administrative expenses for the three months ended March 31, 1999 were $5.3 million (13.6% of sales), as compared to $4.8 million (14.1% of sales) for the same period in 1998, an increase of $497,000, or 10.4%. The increase in the first quarter of 1999 over 1998 was primarily in the variable expenses as a result of the increase in sales in 1999 over 1998.

Interest expense was $517,000 (1.3% of sales) for the three months ended March 31, 1999, as compared to $526,000 (1.5% of sales) for the same period in 1998, a decrease of $9,000, or 1.7%.

Income tax expense was $392,000 for the three months ended March 31, 1999, as compared to $254,000 for the same period in 1998, an increase of $138,000, or 54.3%. The effective tax rate for the three months ended March 31, 1999 was 36.6%, as compared to 36.0% for the same period in 1998.

Net income for the three months ended March 31, 1999 was $679,000 ($0.16 per basic and diluted share) as compared to $451,000 ($0.09 per basic and diluted share) for the three months ended March 31, 1998.

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

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 1999 as compared to net cash provided by operating activities of $4.8 million for the same period in 1998. The decrease in cash provided by operating activities was primarily due to a larger increase in inventories in the first quarter of 1999 versus the first quarter of 1998.

                                                                       Form 10-Q
                                                                         Page 10


Net cash used in investing activities was $553,000 for the three months ended March 31, 1999 as compared to $245,000 for the same period in 1998. The net cash used was primarily for computer equipment and information systems upgrades.

Net cash used in financing activities was $2.0 million for the three months ended March 31, 1999 as compared to $4.8 million for the same period in 1998. During the quarter ended March 31, 1999, the Company used cash collections in excess of the current borrowings to reduce its revolving credit facility by $1.7 million as well as to make principal payments on long-term debt and to pay dividends.

Working capital requirements for the Company's distribution business have historically been somewhat seasonal in nature. Accounts receivable have generally increased in the first quarter primarily because of the customary industry practice during the first quarter of each year to offer customers extended payment terms for purchases of certain products, thereby extending the payment due dates for a portion of its sales into the third and fourth quarters of the year. Accounts receivable have generally increased further early in the third quarter as additional 60 to 90 day extended terms have been offered to stimulate sales in advance of the Company's highest volume quarters. Accounts receivable usually decrease in the fourth quarter as payments are received on prior quarters' sales and a larger percentage of current sales are made with shorter payment terms. Inventory generally builds during the first two quarters and peaks in the third quarter to support the higher sales volumes of the third and fourth quarters.

Working capital requirements have been seasonal for the subsidiaries. Inventories have generally increased during the first half of the year to accommodate the sales in the third and fourth quarters. Accounts receivable generally decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Principal maturities on the Company's industrial revenue bonds for the remainder of 1999 will be $429,167, and maturities for 2000 and 2001 will be $616,667 and $666,667, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $422,188 for the remainder of 1999, and $525,000 and $478,750 for 2000 and 2001, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 1999 and for the foreseeable future.

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

                                                                       Form 10-Q
                                                                         Page 11


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

The cost of the system upgrades, which includes hardware and software, since inception through completion, is expected to be approximately $3.8 million. As of March 31, 1999, the Company had spent $3.4 million. This amount was funded out of working capital and the Company's revolving credit line. Amounts incurred to-date and expected to be incurred in the future do not include amounts for internal manpower or additional amounts determined as a result of the contingency programs to be developed, if any.

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

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to product liability lawsuits; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; the Company's ability to detect and correct the potential Year 2000 sensitive problem; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

                                                                       Form 10-Q
                                                                         Page 12


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($24.7 million at March 31, 1999 and $26.5 million at December 31, 1998). The Company does not currently use derivative financial instruments.

Approximately $6.3 million of the Company's debt at March 31, 1999 and $6.4 million at December 31, 1998 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $40.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At March 31, 1999, the interest rate was 7.21%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $31.0 million at March 31, 1999 and $33.9 million at December 31, 1998. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at March 31, 1999:

               Maturity Date       Fixed Rate Debt      Interest Rate
             ------------------------------------------------------------------
                    1999             $    429,000            7.5%
                    2000                  617,000            7.5%
                    2001                  667,000            7.5%
                    2002                  716,000            7.5%
                    2003                  767,000            7.5%
                 Thereafter             3,069,000            7.5%
             ------------------------------------------------------------------
                                     $  6,265,000            7.5%

                                                                       Form 10-Q
                                                                         Page 13


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             3(b) Amended and Restated Bylaws

             27   Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                                                       Form 10-Q
                                                                         Page 14


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                             Ellett Brothers, Inc.



    Date: May 14, 1999
                             By:            /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                             By                /s/ George E. Loney
                                 -----------------------------------------------
                                                 George E. Loney
                                             Chief Financial Officer
                                   (principal financial and accounting officer)