Form 10-Q
period 1999-06-30
ELLETT BROTHERS INC
filed 1999-08-16
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999

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

As of July 31, 1999, 4,326,518 shares of no par value common stock of the registrant were outstanding.


                               Page 1 of 14 pages

                                                                       Form 10-Q
                                                                          Page 2

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                  JUNE 30, 1999

                                      INDEX


Part I.    Financial Information
                                                                                                          Page
Item 1.    Financial Statements

              Condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998               3

              Condensed consolidated statements of income for the three months and six months
              ended June 30, 1999 and 1998                                                                  4

              Condensed consolidated statements of cash flows for the six months ended
              June 30, 1999 and 1998                                                                        5

              Notes to condensed consolidated financial statements                                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      12


Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                                13

                                                                       Form 10-Q
                                                                          Page 3

PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       June 30,          Dec. 31,
                                                                                         1999              1998
                                                                                       --------          --------
ASSETS                                                                                (unaudited)       (see note)
Current assets:
   Cash and cash equivalents                                                           $    221          $    183
   Trade accounts receivable, less allowance for doubtful accounts of $699 and
     $605 at June 30, 1999 and December 31, 1998, respectively                           22,772            20,066
   Other receivables                                                                        434             1,716
   Inventories                                                                           42,441            32,140
   Prepaid expenses                                                                       2,224               948
   Deferred income taxes                                                                    485               440
                                                                                       --------          --------
     Total current assets                                                                68,577            55,493
                                                                                       --------          --------

Property, plant and equipment, at cost, less accumulated depreciation                     8,205             7,567

Other assets:
   Intangible assets, at cost, less accumulated amortization                              1,566             1,682
   Other assets                                                                              27                27
                                                                                       --------          --------
     Total other assets                                                                   1,593             1,709
                                                                                       --------          --------
                                                                                       $ 78,375          $ 64,769
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                             $ 10,886          $  7,149
   Accrued expenses                                                                       1,397             1,239
   Current portion of long-term debt                                                        567               567
                                                                                       --------          --------
     Total current liabilities                                                           12,850             8,955

Revolving credit facility                                                                35,709            26,461
Long-term debt                                                                            5,588             5,836
Non-current deferred income taxes                                                           275               585

Shareholders' equity:
   Preferred stock, no par value
     (5,000 shares authorized, no shares issued or outstanding)                            --                --
   Common stock, no par value
     (20,000 shares authorized, 4,327 and 4,297 shares issued and outstanding
     as of June 30, 1999 and December 31, 1998, respectively)                             9,652             9,559
   Common stock subscribed                                                                   42                93
   Unearned compensation                                                                    (33)              (55)
   Subscription receivable                                                                 (465)             (423)
   Retained earnings                                                                     14,743            13,716
   Accumulated other comprehensive income                                                    14                42
                                                                                       --------          --------
     Total shareholders' equity                                                          23,953            22,932
                                                                                       --------          --------

                                                                                       $ 78,375          $ 64,769
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

                                                                       Form 10-Q
                                                                          Page 4

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                  -----------------------       ------------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
Sales                                             $ 38,319       $ 31,856       $ 77,265       $ 65,888
Cost of goods sold                                  31,469         26,108         63,667         54,235
                                                  --------       --------       --------       --------
    Gross profit                                     6,850          5,748         13,598         11,653

Selling, general and administrative expenses         5,271          4,554         10,564          9,348
                                                  --------       --------       --------       --------
Income  from operations                              1,579          1,194          3,034          2,305

Other income (expense):
    Interest income                                    114            132            245            255
    Interest expense                                  (619)          (616)        (1,136)        (1,142)
    Other income                                         1             46              2             42
                                                  --------       --------       --------       --------
Income before income taxes                           1,075            756          2,145          1,460

Income tax expense                                     388            256            780            509

Net income                                        $    687       $    500       $  1,365       $    951
                                                  ========       ========       ========       ========

Basic and diluted earnings per common share       $   0.16       $   0.10       $   0.32       $   0.19
                                                  ========       ========       ========       ========

Weighted average shares outstanding                  4,322          5,119          4,312          5,120
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

                                                                       Form 10-Q
                                                                          Page 5

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,

                                                                                           1999               1998
                                                                                         --------           --------
Cash flows from operating activities:
  Net income                                                                             $  1,365           $    951
  Adjustments to reconcile net income to net cash used in operating activities:
     Non-cash charges to income                                                               657                592
       Changes in assets and liabilities:
         Receivables                                                                       (1,933)               110
         Inventories                                                                      (10,301)            (5,811)
         Prepaid expenses                                                                  (1,276)              (523)
         Accounts payable, trade                                                            3,737              2,674
         Accrued expenses                                                                     158               (600)
                                                                                         --------           --------
           Net cash used in operating activities                                           (7,593)            (2,607)
                                                                                         --------           --------

Net cash used in investing activities, property, plant and equipment                       (1,004)              (670)
                                                                                         --------           --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                            85,261             70,909
  Gross repayments on revolving credit facility                                           (76,013)           (67,201)
  Principal payments on capital lease obligations                                            --                   (8)
  Principal payments on long-term debt                                                       (275)              (250)
  Subscription receivable                                                                    --                   38
  Common stock repurchase                                                                    --                 (187)
  Dividends to shareholders                                                                  (338)              (204)
                                                                                         --------           --------
           Net cash provided by financing activities                                        8,635              3,097
                                                                                         --------           --------

           Net increase (decrease) in cash and cash equivalents                                38               (180)

Cash and cash equivalents:
  Beginning of period                                                                         183                395
                                                                                         --------           --------
  End of period                                                                          $    221           $    215
                                                                                         ========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

2.   INVENTORIES

         Inventories consisted of the following:

                                             June 30,           December 31,
                                               1999                 1998
                                             --------             --------

                     Finished goods          $ 41,006             $ 31,112
                     Raw materials              1,217                  881
                     Work in process              218                  147
                                             --------             --------
                                             $ 42,441             $ 32,140
                                             ========             ========

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

During the three months ended June 30, 1999, the Company issued to an executive officer 30 stock options, of which 10 vested immediately. The options were issued at 85% of market price on the day the options vest. In 1998, the Company awarded 20 shares to an executive officer when the market value of these shares was $93. Compensation expense was recognized at the time of the award and shareholders' equity reflects the stock subscribed. During 1996, the Company awarded 58 shares of restricted common stock to two executives of the Company. The restrictions are scheduled to be released pro-rata over a three to four year period, based on certain criteria. The stock awards were valued at the market price per share at the time of each award, and unearned compensation was recorded in equity. Compensation expense is recognized as the awards vest over the three to four year period.

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

4.   EARNINGS PER SHARE

Although the Company had options outstanding during the year ended December 31, 1998 and the six month period ended June 30, 1999, they have an antidilutive effect on earnings per share. The earnings per share calculations reported by the Company equal basic and diluted earnings per share calculated under the provisions of SFAS No. 128. Basic and diluted earnings per share for the quarters and six months ended June 30, 1999 and 1998, and the year ended December 31, 1998 is computed as net income divided by the weighted average shares outstanding.

5.   COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The Company's total comprehensive income for the six month periods ended June 30, 1999 and 1998 was $1,347 and $970, respectively. Information concerning the Company's other comprehensive income for the six month periods ended June 30, 1999 and 1998 is as follows:

                                                                         1999             1998
                                                                       -------          -------
   Net unrealized gains (losses) on available for sale securities      $   (28)         $    31
   Income tax (expense) benefit relating to unrealized gains
      on available for sale securities                                      10              (12)
                                                                       -------          -------
   Other comprehensive income (loss)                                   $   (18)         $    19
                                                                       =======          =======


6.   BUSINESS SEGMENT INFORMATION

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

                                                                       Form 10-Q
                                                                          Page 8

The following table presents information about reported segments for the three months ended June 30, 1999 and 1998 (in millions):

------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  1999                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 28.2             $  9.7              $  .4            $ 38.3
Operating income (loss)                             .9                 .9                (.2)              1.6
Identifiable segment assets                       45.1                8.5                3.2              56.8
Capital expenditures                                .5                 .0                 .0                .5
Depreciation                                        .1                 .1                 .0                .2
------------------------------------------ ------------------ ------------------ ----------------- ------------------


------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  1998                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 22.9             $  8.6              $  .4            $ 31.9
Operating income (loss)                             .5                 .8                (.1)              1.2
Identifiable segment assets                       42.8                9.3                2.1              54.2
Capital expenditures                                .5                 .0                 .0                .5
Depreciation                                        .2                 .1                 .0                .3
------------------------------------------ ------------------ ------------------ ----------------- ------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the three months ended June 30 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ----------------------
                                                                     1999                   1998
----------------------------------------------------------- ----------------------- ----------------------
Operating income                                                    $  1.6                  $  1.2
Interest income and other income, net                                   .1                      .1
Interest expense                                                       (.6)                    (.6)
----------------------------------------------------------- ----------------------- ----------------------
Income before taxes                                                 $  1.1                  $   .7
----------------------------------------------------------- ----------------------- ----------------------

The following table presents information about reported segments for the six months ended June 30, 1999 and 1998 (in millions):

------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  1999                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 60.2             $ 16.2             $   .9            $ 77.3
Operating income (loss)                            2.2                1.3                (.5)              3.0
Identifiable segment assets                       45.1                8.5                3.2              56.8
Capital expenditures                               1.0                 .0                 .0               1.0
Depreciation                                        .3                 .1                 .0                .4
------------------------------------------ ------------------ ------------------ ----------------- ------------------


------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  1998                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 51.0             $ 14.1             $   .8            $ 65.9
Operating income (loss)                            1.5                1.1                (.3)              2.3
Identifiable segment assets                       42.8                9.3                2.1              54.2
Capital expenditures                                .7                 .0                 .0                .7
Depreciation                                        .3                 .1                 .0                .4
------------------------------------------ ------------------ ------------------ ----------------- ------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the six months ended June 30 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ----------------------
                                                                     1999                   1998
----------------------------------------------------------- ----------------------- ----------------------
Operating income                                                   $   3.0                 $   2.3
Interest income and other income, net                                   .2                      .3
Interest expense                                                      (1.1)                   (1.1)
----------------------------------------------------------- ----------------------- ----------------------
Income before taxes                                                $   2.1                 $   1.5
----------------------------------------------------------- ----------------------- ----------------------

A reconciliation of identifiable segment assets to total assets as of June 30 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ----------------------
                                                                     1999                   1998
----------------------------------------------------------- ----------------------- ----------------------
Identifiable segment assets                                       $  56.8                $  54.2
Other corporate assets                                               21.6                   15.6
----------------------------------------------------------- ----------------------- ----------------------
      Total assets                                                $  78.4                $  69.8
----------------------------------------------------------- ----------------------- ----------------------

                                                                       Form 10-Q
                                                                          Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1998, and the condensed consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended June 30, 1999 were $38.3 million, as compared to $31.9 million for the same period in 1998, an increase of $6.4 million, or 20.3%. Sales for the six months ended June 30, 1999 were $77.3 million, as compared to $65.9 million for the same period in 1998, an increase of $11.4 million, or 17.3%. Included in these amounts were sales from the subsidiaries of $446,000 and $860,000 for the three and six months ended June 30, 1999, respectively, and $320,000 and $741,000 for the three and six months ended June 30, 1998, respectively.

Sales in our distribution business increased 20.1% in the quarter as compared to the second quarter of 1998. When combined with the first quarter increase of 14.6%, the distribution business had a 17.3% increase for the first six months of 1999. Hunting and shooting sports product sales increased 21.7%, marine products increased 16.3%, and camping, archery and outdoor products increased 21.0% for the quarter as compared to the second quarter of last year.

Gross profit was $6.9 million (17.9% of sales) for the three months ended June 30, 1999, as compared to $5.8 million (18.0% of sales) for the same period in 1998, an increase of $1.1 million. Gross profit for the six months ended June 30, 1999 was $13.6 million (17.6% of sales), as compared to $11.7 million (17.7% of sales) for the same period in 1998, an increase of $1.9 million. Gross margin as a percentage of sales in our distribution business was basically flat for the quarter and for the six months, as compared to the same periods in 1998.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1999 were $5.3 million (13.8% of sales), as compared to $4.6 million (14.3% of sales) for the same period in 1998, an increase of $700,000, or 15.7%. SG&A expenses for the six months ended June 30, 1999 were $10.6 million (13.7% of sales), as compared to $9.4 million (14.2% of sales) for the same period in 1998, an increase of $1.2 million, or 13.0%.

Interest expense was $619,000 (1.6% of sales) for the three months ended June 30, 1999, as compared to $616,000 (1.9% of sales) for the same period in 1998, an increase of $3,000, or 0.4%. Interest expense for the six months ended June 30, 1999 was $1.1 million (1.5% of sales), as compared to $1.1 million (1.7% of sales) for the same period in 1998, a decrease of $6,000, or 0.5%.

Income tax expense was $388,000 for the three months ended June 30, 1999, as compared to $256,000 for the same period in 1998. Income tax expense was $780,000 for the six months ended June 30, 1999, as compared to $509,000 for the same period in 1998. The effective tax rate for the three months ended June 30, 1999 was 36.1%, as compared to 33.9% for the same period in 1998. The effective tax rate for the six months ended June 30, 1999 was 36.3%, as compared to 34.9% for the same period in 1998.

Net income for the three months ended June 30, 1999 was $687,000 (1.8% of sales), as compared to a net income of $500,000 (1.6% of sales), for the same period in 1998. Net income for the six months ended June 30, 1999 was $1.4 million (1.8% of sales), as compared to a net income of $951,000 (1.4% of sales) for the same period in 1998.


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

Net cash used in operating activities was $7.6 million for the six months ended June 30, 1999, as compared to net cash used in operating activities of $2.6 million in 1998. The net cash used in 1999 was due primarily to an increase in inventory, which normally takes place in the first six months, partially offset by an increase in accounts payable.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 1999, as compared to $670,000 for the same period in 1998. The net cash used in 1999 was primarily for computer equipment and information systems upgrades. These system upgrades will be year 2000 compliant.

Net cash provided by financing activities was $8.7 million for the six months ended June 30, 1999, as compared to $3.1 million for the same period in 1998. During the six months ended June 30, 1999, the Company's net borrowings were $9.2 million, as compared to $3.7 million during the same period in 1998.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1999 will be $292,000, and maturities for 2000 and 2001 will be $617,000 and $667,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $277,000 for the remainder of 1999, and $525,000 and $479,000 for 2000 and
2001, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 1999 and the foreseeable future.

                                                                       Form 10-Q
                                                                         Page 11

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

In late 1996, the Company determined that its operating system would not be Y2K compliant and made a decision to purchase new operating software (purchasing, distribution, and financial) to run its business. In connection with this decision, new hardware was purchased that moved the Company from a mainframe to a client/server environment. System modifications and testing have been ongoing with installation of the new system to begin in the third quarter of 1999 with completion expected in the fourth quarter of 1999.

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

The Company has been developing contingency plans as a precautionary measure for all systems that are not expected to be Y2K compliant. Due to the timing of the installation of the new operating system, which is Y2K compliant, a decision was made to remediate the current system code as a back up plan for the year 2000. The Company estimates the cost of this at approximately $350,000.

The cost of the system upgrades, which includes hardware and software, since inception through completion, is expected to be approximately $4.5 million. As of June 30, 1999, the Company had spent $3.8 million. This amount was funded out of working capital and the Company's revolving credit line. Amounts incurred to-date and expected to be incurred in the future do not include amounts for internal manpower or additional amounts determined as a result of the contingency programs to be developed, if any.

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

                                                                       Form 10-Q
                                                                         Page 12

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to product liability lawsuits; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; the Company's ability to detect and correct the potential Y2K sensitive problem; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($35.7 million at June 30, 1999 and $26.5 million at December 31, 1998). The Company does not currently use derivative financial instruments.

Approximately $6.2 million of the Company's debt at June 30, 1999 and $6.4 million at December 31, 1998 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $40.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At June 30, 1999, the interest rate was 7.17%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $42.5 million at June 30, 1999 and $33.9 million at December 31, 1998. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at June 30, 1999:

                  Maturity Date Fixed Rate Debt Interest Rate
                  ------------- --------------- -------------
                       1999       $    292,000       7.5%
                       2000            617,000       7.5%
                       2001            667,000       7.5%
                       2002            716,000       7.5%
                       2003            767,000       7.5%
                    Thereafter       3,096,000       7.5%
                  ------------- --------------- -------------
                                  $  6,155,000       7.5%

                                                                       Form 10-Q
                                                                         Page 13

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27  Financial Data Schedule (for SEC only)

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

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

                            ELLETT BROTHERS, INC.



Date: August 13, 1999
                             By:            /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                             By:               /s/ George E. Loney
                                 -----------------------------------------------
                                                 George E. Loney
                                             Chief Financial Officer
                                   (principal financial and accounting officer)