Form 10-Q/A
period 1999-06-30
ELLETT BROTHERS INC
filed 1999-08-26
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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



                                Page 1 of 3 pages

                                                                       Form 10-Q
                                                                          Page 2

PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of shareholders

         On May 12, 1999, the Company held its annual meeting of shareholders for the purpose of electing six members to the Board of Directors and to ratify the appointment of the Company's independent auditors. At such meeting, Robert
D. Gorham, Jr., E. Wayne Gibson, Joseph F. Murray, Jr., William H. Batchelor, Charles V. Ricks and William H. Stanley were nominated and re-elected as directors of the Company. Each nominee received the vote of a majority of the shares represented and entitled to vote at the meeting. The appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors was approved by the majority of the shares represented and entitled to a vote at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27  Financial Data Schedule (for SEC only)

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                                                       Form 10-Q
                                                                          Page 3


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                           ELLETT BROTHERS, INC.



Date: August 25, 1999
                              By:           /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                              By               /s/ George E. Loney
                                 ----------------------------------------------
                                                 George E. Loney
                                             Chief Financial Officer
                                   (principal financial and accounting officer)