Form 10-Q
period 1999-09-30
ELLETT BROTHERS INC
filed 1999-11-15
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

As of October 31, 1999, 4,326,518 shares of no par value common stock of the registrant were outstanding.



                               Page 1 of 14 pages

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

                                      INDEX


                                                                                                      Page
                                                                                                      ----
Part I.  Financial Information

Item 1.  Financial Statements
             Condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998       3

             Condensed consolidated statements of income for the three months and nine months ended
             September 30, 1999 and 1998                                                                4

             Condensed consolidated statements of cash flows for the nine months ended September 30,
             1999 and 1998                                                                              5

             Notes to condensed consolidated financial statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    11


Part II. Other Information
                                                                                                      Page
                                                                                                      ----
Item 6.  Exhibits and Reports on Form 8-K                                                              13

PART I.    FINANCIAL INFORMATION

Item I.    Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          September 30,      Dec. 31,
                                                                                              1999             1998
                                                                                            --------         --------
ASSETS                                                                                     (unaudited)      (see note)

Current assets:
  Cash and cash equivalents                                                                 $    256         $    183
  Trade accounts receivable, less allowance for doubtful accounts of $1,084 and $605
    at September 30, 1999 and December 31, 1998, respectively                                 28,666           20,066
  Other receivable                                                                               415            1,716
  Inventories                                                                                 41,517           32,140
  Prepaid expenses                                                                             2,080              948
  Deferred income taxes                                                                          487              440
                                                                                            --------         --------
    Total current assets                                                                      73,421           55,493
                                                                                            --------         --------

Property, plant and equipment, at cost, less accumulated depreciation                          8,734            7,567

Other assets:
  Intangible assets, at cost, less accumulated amortization                                    1,502            1,682
  Other assets                                                                                    15               27
                                                                                            --------         --------
    Total other assets                                                                         1,517            1,709
                                                                                            --------         --------

                                                                                            $ 83,672         $ 64,769
                                                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                                   $  9,998         $  7,149
  Accrued expenses                                                                             1,791            1,239
  Current portion of long-term debt                                                              566              567
                                                                                            --------         --------
    Total current liabilities                                                                 12,355            8,955
                                                                                            --------         --------

Revolving credit facility                                                                     40,538           26,461
Long-term debt                                                                                 5,356            5,836
Non-current deferred income taxes                                                                331              585

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)                                  --               --
  Common stock, no par value
    (20,000 shares authorized, 4,327 and 4,297 shares issued and outstanding
    as of September 30, 1999 and December 31, 1998, respectively)                              9,652            9,559
  Common stock subscribed                                                                         42               93
  Unearned compensation                                                                          (23)             (55)
  Subscription receivable                                                                       (465)            (423)
  Retained earnings                                                                           15,871           13,716
  Accumulated other comprehensive income                                                          15               42
                                                                                            --------         --------
    Total shareholders' equity                                                                25,092           22,932
                                                                                            --------         --------

                                                                                            $ 83,672         $ 64,769
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

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                    ----------------------------        ---------------------------

                                                       1999              1998              1999             1998
                                                    ---------         ---------         ---------         ---------
Sales                                               $  45,931         $  39,625         $ 123,196         $ 105,513
Cost of goods sold                                     37,503            32,398           101,170            86,633
                                                    ---------         ---------         ---------         ---------
    Gross profit                                        8,428             7,227            22,026            18,880


Selling, general and administrative expenses            5,817             5,206            16,381            14,554
                                                    ---------         ---------         ---------         ---------
    Income from operations                              2,611             2,021             5,645             4,326


Other income (expense):
    Interest income                                       135               111               380               366
    Interest expense                                     (720)             (724)           (1,856)           (1,866)
    Other, net                                             (2)               (6)             --                  36
                                                    ---------         ---------         ---------         ---------
Income before income taxes                              2,024             1,402             4,169             2,862


Income tax expense                                        722               518             1,502             1,027
                                                    ---------         ---------         ---------         ---------

Net income                                          $   1,302         $     884         $   2,667         $   1,835
                                                    =========         =========         =========         =========


Basic and diluted earnings per common share         $    0.30         $    0.17         $    0.62         $    0.36
                                                    =========         =========         =========         =========


Weighted average shares outstanding                     4,327             5,062             4,317             5,100
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

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         ---------------------------

                                                                                            1999             1998
                                                                                         ---------         ---------

Cash flows from operating activities:
    Net income                                                                           $   2,667         $   1,835
    Adjustments to reconcile net income to net cash used in operating activities:
       Non-cash charges to income                                                            1,235               833
          Changes in assets and liabilities:
              Accounts receivable                                                           (8,046)           (4,433)
              Inventories                                                                   (9,377)           (4,594)
              Prepaid expenses                                                              (1,132)             (384)
              Accounts payable, trade                                                        2,849             4,813
              Accrued expenses                                                                 552              (386)
                                                                                         ---------         ---------
                 Net cash used in operating activities                                     (11,252)           (2,316)
                                                                                         ---------         ---------

Net cash used in investing activities, property, plant and equipment                        (1,717)           (1,064)
                                                                                         ---------         ---------

Cash flows from financing activities:
    Gross borrowings on revolving credit facility                                          131,187           107,038
    Gross repayments on revolving credit facility                                         (117,110)         (102,561)
    Principal payments on capital lease obligations                                           --                  (8)
    Principal payments on long-term debt                                                      (481)             (379)
    Subscription receivable                                                                    (42)               34
    Common stock repurchase                                                                   --                (714)
    Dividends to shareholders                                                                 (512)             (311)
                                                                                         ---------         ---------
                 Net cash provided by financing activities                                  13,042             3,099
                                                                                         ---------         ---------

                 Net (decrease) increase in cash and cash equivalents                           73              (281)

Cash and cash equivalents:
    Beginning of period                                                                        183               395
                                                                                         ---------         ---------
    End of period                                                                        $     256         $     114
                                                                                         =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999
                      (in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

2.   INVENTORIES

     Inventories consisted of the following:

                                        September 30,    December 31,
                                             1999           1998
                                           -------        -------

                    Finished goods         $40,597        $31,112
                    Raw materials              721            881
                    Work in process            199            147
                                           -------        -------
                                           $41,517        $32,140
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

4.   EARNINGS PER SHARE

Although the Company had options outstanding during the year ended December 31, 1998 and the nine month period ended September 30, 1999, they have an antidilutive effect on earnings per share. Basic and diluted earnings per share calculated under the provisions of SFAS No. 128 are equal. Basic and diluted earnings per share for the three months and nine months ended September 30, 1999 and 1998, and the year ended December 31, 1998 is computed as net income divided by the weighted average shares outstanding.

5.   COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The Company's total comprehensive income for the nine month periods ended September 30, 1999 and 1998 was $2,650 and $1,858, respectively. Information concerning the Company's other comprehensive income for the nine month periods ended September 30, 1999 and 1998 is as follows:

                                                                        1999             1998
                                                                      --------         --------
Net unrealized gains (losses) on available for sale securities        $    (27)        $     36

Income tax (expense) benefit relating to unrealized gains
   on available for sale securities                                         10              (13)
                                                                      --------         --------
Other comprehensive income (loss)                                     $    (17)        $     23
                                                                      ========         ========

6.   SUBSEQUENT EVENT

On October 8, 1999, the Company purchased the assets of Archery Center International, Inc. (ACI) of Monroe, Michigan for $2.3 million. ACI will operate as a subsidiary of Ellett Brothers, Inc.


7.   BUSINESS SEGMENT INFORMATION

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

On October 8, 1999, a newly created subsidiary of the Company called Archery Center International, Inc. acquired the assets of ACI, Consolidated, Inc. of Monroe, Michigan for $2.3 million.

The following table presents information about reported segments for the three months ended September 30, 1999 and 1998 (in millions):

--------------------------------------------------------------------------------
                  1999               HS&A         MARINE       OTHER      TOTAL
--------------------------------------------------------------------------------
Sales                               $ 36.1        $  6.7       $  3.1    $ 45.9
Operating income                       1.6            .6           .4       2.6
Capital expenditures                    .7            .0           .0        .7
Depreciation                            .1            .0           .1        .2
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                  1998               HS&A         MARINE       OTHER      TOTAL
--------------------------------------------------------------------------------
Sales                               $ 30.5        $  6.3       $  2.8    $ 39.6
Operating income                       1.0            .5           .5       2.0
Capital expenditures                    .4            .0           .0        .4
Depreciation                            .1            .0           .1        .2
--------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the three months ended September 30 (in millions) is as follows:

--------------------------------------------------------------------------------
                                                        1999            1998
--------------------------------------------------------------------------------
Operating income                                       $  2.6           $  2.0
Interest income and other income, net                      .1               .1
Interest expense                                          (.7)             (.7)
--------------------------------------------------------------------------------
Income before taxes                                    $  2.0           $  1.4
--------------------------------------------------------------------------------

The following table presents information about reported segments for the nine months ended September 30, 1999 and 1998 (in millions):

--------------------------------------------------------------------------------
                  1999                 HS&A      MARINE      OTHER        TOTAL
--------------------------------------------------------------------------------
Sales                                 $ 96.3     $ 22.9      $  4.0      $123.2
Operating income (loss)                  3.8        1.9         (.1)        5.6
Identifiable segment assets             59.1        7.5         3.6        70.2
Capital expenditures                     1.7         .0          .0         1.7
Depreciation                              .4         .1          .1          .6
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                  1998                 HS&A      MARINE      OTHER        TOTAL
--------------------------------------------------------------------------------
Sales                                 $ 81.5     $ 20.4      $  3.6      $105.5
Operating income                         2.5        1.6          .2         4.3
Identifiable segment assets             49.9        7.4         3.2        60.5
Capital expenditures                     1.1         .0          .0         1.1
Depreciation                              .4         .1          .1          .6
--------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the nine months ended September 30 (in millions) is as follows:

--------------------------------------------------------------------------------
                                                      1999              1998
--------------------------------------------------------------------------------
Operating income                                     $  5.6             $  4.3
Interest income and other income, net                    .4                 .4
Interest expense                                       (1.8)              (1.8)
--------------------------------------------------------------------------------
Income before taxes                                  $  4.2             $  2.9
--------------------------------------------------------------------------------

A reconciliation of identifiable segment assets to total assets as of September 30 (in millions) is as follows:

--------------------------------------------------------------------------------
                                                      1999              1998
--------------------------------------------------------------------------------
Identifiable segment assets                         $  70.2             $  60.5
Other corporate assets                                 13.5                12.5
--------------------------------------------------------------------------------
      Total assets                                   $ 83.7             $  73.0
--------------------------------------------------------------------------------

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

Sales for the three months ended September 30, 1999 were $45.9 million, as compared to $39.6 million for the same period in 1998, an increase of $6.3 million, or 15.9%. Sales for the nine months ended September 30, 1999 were $123.2 million, as compared to $105.5 million for the same period in 1998, an increase of $17.7 million, or 16.8%. Included in these amounts were sales from the subsidiaries of $3.1 million and $4.0 million for the three and nine months ended September 30, 1999, respectively, and $2.8 million and $3.6 million for the three and nine months ended September 30, 1998, respectively.

Total sales in the distribution business increased 16.5% in the three months ended September 30, 1999, as compared to the same period in 1998. Our hunting and shooting sports sales had a 21.5% increase compared to 1998, while our camping, archery and outdoor accessories sales experienced an 11.0% increase over 1998. Marine products had a 9.4% increase, as compared to 1998.

Gross profit was $8.4 million (18.3% of sales) for the three months ended September 30, 1999. This compares to $7.2 million (18.2% of sales) for the same period in 1998, an increase of $1.2 million. Gross profit for the nine months ended September 30, 1999 was $22.0 million (17.9% of sales), as compared to $18.9 million (17.9% of sales) for the same period in 1998, an increase of $3.1 million. Gross margin as a percentage of sales in our distribution business was up 40 basis points for the quarter and 14 basis points for the nine months, as compared to the same period in 1998. Consolidated margins were flat in spite of this because distribution sales accounted for the greater part of the mix this year as compared to last year.

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 1999 were $5.8 million (12.7% of sales), as compared to $5.2 million (13.1% of sales) for the same period in 1998, an increase of $610,000, or 11.7%. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $16.4 million (13.3% of sales), as compared to $14.6 million (13.8% of sales) for the same period in 1998, an increase of $1.8 million, or 12.6%. Increased expenses were incurred in shipping expense and bad debt expense, which are due to increases in sales. In addition, larger than normal associate insurance claims were incurred. The company has also incurred expenses for Year 2000 remediation.

Interest expense was $720,000 (1.5% of sales) for the three months ended September 30, 1999, as compared to $724,000 (1.8% of sales) for the same period in 1998, a decrease of $4,000, or 0.5%. Interest expense for the nine months ended September 30, 1999 was $1.9 million (1.5% of sales), as compared to $1.9 million (1.8% of sales) for the same period in 1998.

Income tax expense for the three months ended September 30, 1999 was $722,000, as compared to $518,000 for the same period in 1998. Income tax expense was $1.5 million for the nine months ended September 30, 1999, as compared to $1.0 million for the same period in 1998. The effective tax rates for the three months and nine months ended September 30, 1999 were 35.7% and 36.0%, respectively, as compared to 36.9% and 35.9% for the same periods in 1998.

Net income for the three months ended September 30, 1999 was $1.3 million (2.8% of sales), or $0.30 per share, as compared to a net income of $884,000 (2.2% of sales), or $0.17 per share, for the same period in 1998. Net income for the nine months ended September 30, 1999 was $2.7 million (2.2% of sales), or $0.62 per share, as compared to a net income of $1.8 million (1.7% of sales), or $0.36 per share for the same period in 1998.

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

During the nine months ended September 30, 1999, net cash used in operating activities was $11.3 million, as compared to $2.3 million for the same period in 1998. The net cash used in 1999 over the cash generated from operations was for increases in inventory and accounts receivable, offset partially by an increase in accounts payable.

The net cash used in investing activities in 1999 of $1.7 million was primarily due to the purchase of computer software.

Net cash provided by financing activities was $13.0 million for the nine months ended September 30, 1999, as compared to $3.1 million for the same period in 1998. During the nine months ended September 30, 1999, the Company obtained the additional cash needed to fund operations by increasing borrowings under its revolving credit facility by $14.1 million. The Company also paid dividends of $512,000 in the nine months ended September 30, 1999.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 1999 will be $150,000, and maturities for 2000 and 2001 will be $617,000 and $667,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $135,000 for the remainder of 1999, and $525,000 and $479,000 for 2000 and
2001, respectively.

Management believes that cash generated from operations and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 1999 and the foreseeable future.

YEAR 2000 ISSUE

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

In late 1996, the Company determined that its operating system would not be Y2K compliant and made a decision to purchase new operating software (purchasing, distribution, and financial) to run its business. In connection with this decision, new hardware was purchased that was designed to move the Company from a mainframe to a client/server environment. The new system was installed in the third quarter for part of the company's operations. The remaining operations will be converted in the first quarter of 2000.

As additional insurance, the Company made the decision to remediate the current system code, which will be completed in the fourth quarter of 1999. Those systems not converted to the new system will operate under the remediated system to begin the year 2000. The cost to remediate the code is approximately $350,000.

In the second half of 1998, the Company put together a project team headed up by an executive of the Company with the assistance of the department heads. A plan was put together to assess all internal Non-IT systems as well as key suppliers and customers. The Company has completed its assessment and feels it has addressed all critical areas that could affect its business.

The cost of the system upgrades, which includes hardware and software, since inception through completion, is expected to be approximately $4.8 million. As of September 30, 1999, the Company had spent $4.5 million. This amount was funded out of working capital and the Company's revolving credit line. Amounts incurred to-date and expected to be incurred in the future do not include amounts for internal manpower or additional amounts determined as a result of the contingency programs to be developed, if any.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($40.5 million at September 30, 1999 and $26.5 million at December 31, 1998). The Company does not currently use derivative financial instruments.

Approximately $5.9 million of the Company's debt at September 30, 1999 and $6.4 million at December 31, 1998 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a variable rate revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $45.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At September 30, 1999, the interest rate was 7.12%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $47.2 million at September 30, 1999 and $33.9 million at December 31, 1998. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at September 30, 1999:

           Maturity Date           Fixed Rate Debt          Interest Rate
        --------------------------------------------------------------------
                1999                 $    150,000                7.5%
                2000                      617,000                7.5%
                2001                      667,000                7.5%
                2002                      716,000                7.5%
                2003                      766,000                7.5%
             Thereafter                 3,006,000                7.5%
        --------------------------------------------------------------------
                                     $  5,922,000                7.5%

PART II.          OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

         27  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                            Ellett Brothers, Inc.



Date: November 12, 1999
                              By:           /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                              By:            /s/ George E. Loney
                                 -----------------------------------------------
                                               George E. Loney
                                           Chief Financial Officer
                                 (principal financial and accounting officer)