Form 10-K405
period 1999-12-31
ELLETT BROTHERS INC
filed 2000-03-30
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                           COMMON STOCK (NO PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000 there were 4,316,518 shares of common stock of the Registrant outstanding, and the aggregate market value of the shares of common stock held by nonaffiliated shareholders (based upon the closing price for the stock on the Nasdaq National Market on February 29, 2000) was $31,024,973.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with the Registrant's 2000 Annual Meeting of Shareholders to be held May 17, 2000 are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.    BUSINESS

                                   BACKGROUND

GENERAL

Ellett Brothers, Inc. and subsidiaries (the "Company") is a nationwide marketer and supplier of natural outdoor sporting goods products. The Company markets and distributes a broad line of products and accessories for hunting and shooting sports, marine, camping, archery, and other related outdoor activities. The Company's product line, which contains over 60,000 stock-keeping units (SKU's), includes firearms, ammunition, marine electronics, small marine engine replacement parts, electric trolling motors, binoculars, cutlery, archery equipment, leather goods, flashlights, tents, lanterns, sportsmen's gifts, camping accessories, decorative boxes, licensed nostalgia items, and a variety of other natural outdoor sporting goods products. During fiscal years 1999, 1998, and 1997, revenues from sales of firearms and ammunition comprised approximately 52.6%, 50.7%, and 49.8%, respectively, of the Company's revenues. The Company features such recognized brand names as Remington, Ruger, Winchester, Daisy, Rocky Shoes and Boots, LaCrosse, Motorguide, Coleman, Rubbermaid, Leupold, Easton, Simmons, Federal, and Eureka. The Company's mailing address is 267 Columbia Avenue, Chapin, South Carolina, 29036, and its telephone number is (803) 345-3751.

In late 1988, the Company began broadening its product line from primarily hunting and shooting goods to include marine accessories. The Company's marine accessories business has proven to be a natural extension of Ellett Brothers' ("Ellett") traditional sporting goods business, with sales increasing from $2.6 million in 1989 to $26.8 million in 1999. In 1994, Ellett formed a new sales group to specifically target archery retailers. The archery group has shown continued growth since its inception, reaching $8.8 million in sales in 1999.

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

In August 1995, Ellett purchased the accounts receivable and inventory of Safesport Manufacturing Company ("Safesport"), an importer and marketer of outdoor leisure products, specializing in camping accessories and cutlery items. In June 1997, executive management and the Board of Directors concluded that the ongoing operation of the Safesport subsidiary was not in the best interest of the Company and began liquidation. The liquidation process was substantially completed by the fourth quarter of 1997 (see Note 5 to the financial statements in Item 8, Part II which is incorporated herein by reference).

On October 8, 1999, the Company purchased the assets of Archery Center International, Inc. (ACI) of Monroe, Michigan. ACI is a distributor of archery products. The Company expects to grow their archery products business by offering additional product lines to existing customers. At the time of purchase, all of the assets were transferred to a wholly owned subsidiary that was incorporated in the State of South Carolina.

                             DESCRIPTION OF BUSINESS


MARKETING

The Company currently sells to more than 20,000 active customer accounts (defined as customers who have made a purchase from the Company within the last twelve months), the majority of which are independent natural outdoor sporting goods retailers (as opposed to mass merchandisers). The Company's largest customer was responsible for approximately 1.9% of 1999 sales, and sales to the Company's ten largest customers represented approximately 4.8% of 1999 sales. The Company seeks to expand its existing customer base further through the identification of new or alternative channels for its product lines. Distribution channels targeted by the Company include specialty pro shop retailers of archery products, industry organization groups and larger sporting goods stores.

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

Because of Ellett's business unit approach and state-of-the-art telecommunications technology, we do not need an outside sales force in our traditional distribution business. Ellett's business unit approach, combined with our teleservicing, enables us to communicate frequently with our entire customer base, providing timely updates on market developments, new products, promotions, and order status. In 1999, Ellett averaged approximately 4,700 outbound customer contacts and 4,000 inbound customer contacts daily, with a collective total of 400 hours of telephone time daily. Ellett believes that it is capable of contacting its entire customer base in two days rather than the weeks typically required by a traditional field sales force.

Evans and Vintage rely on an inside marketing staff as well as independent sales representatives. The products of the subsidiaries are also cross-marketed to traditional Ellett customers by Ellett's sales associates to help generate additional sales for the subsidiaries.

A key part of Ellett's marketing strategy is the production of complete annual product catalogs, as well as frequent promotional mini-catalogs. Annual catalogs are produced for each of our major product groups, including hunting and shooting sports products, archery products, marine accessories, Evans' products, and Vintage's products. The hunting and shooting, archery, and marine catalogs are produced in two separate formats. The Ellett version is designed to be used at a retail sales counter by store employees as a reference tool and sales guide. Ellett also sells catalogs to its customer base with the retail store's name on the front cover, which the retailers generally give to their best customers. Management believes that through this process our catalogs are found in the hands of the most active consumers in the marketplace. In 1999, we distributed over 97,000 copies of our annual catalogs.

In 1999, Ellett's distribution business produced 40 different mini-catalogs (periodic promotional flyers) for our hunting and shooting sports products, archery products, and marine accessory products with 35% of our sales being from items featured in these mini-catalogs. These promotional, business-to-business mail order vehicles are designed to focus our customers and business unit managers on a narrow range of products, including special values, new products, and upcoming seasonal items for a short period of time.

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

PURCHASING AND SUPPLIERS

The Company currently purchases products from approximately 1,000 manufacturers and other suppliers. The Company's four largest suppliers accounted for approximately 28.2%, 27.7%, and 26.9% of the Company's purchases during 1999, 1998, and 1997, respectively. Management believes that the Company's size, reputation, prompt payment history, and overall knowledge of independent sporting goods retailers have contributed to strong relationships with its suppliers. The majority of the suppliers provide advertising allowances to the Company to assist in the promotion and sale of their products, via the catalogs and mini-catalogs, while many are actively involved in on-site promotion efforts at Ellett.

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

Although our distribution business shares customers with our subsidiaries, competition in the markets of the subsidiaries differs from Ellett's traditional distribution business. Management believes Evans and Vintage hold the majority of the market for nostalgic and licensed decorative boxes, with a few smaller companies competing for market share. Evans' customer base is dominated by mass merchandisers and Vintage's sales are predominately through specialty catalogs and gift shops. The main competitive factor for Evans and Vintage is being able to produce a product timely and at a price level commensurate to the quality of the item. ACI is a distribution business similar to our archery group. It competes with other archery distributors as well as national distributors, various regional and local distributors. ACI will enable the Company to offer a broader product line and provide an additional distribution point.

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

ASSOCIATES

The Company views all of its personnel as associates of the Company, rather than merely as employees. As of February 29, 2000, the Company employed approximately 425 associates, none of whom was a member of an industry trade union or collective bargaining unit. Part-time workers (primarily clerical and distribution) are also utilized over the course of the year as needed to assist the Company during periods of peak sales.

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

ITEM 2.    PROPERTIES

The Company's operations are carried out at five separate locations. The following table sets forth certain information regarding each of these facilities:

                                                  Approximate
                                               Aggregate Usable
                                                  Square Feet             Status
                                               ---------------------------------
             Chapin, South Carolina                 190,000                Owned
             Newberry, South Carolina               140,000                Owned
             Houston, Missouri                       62,000               Leased
             Taylorsville, North Carolina            30,000               Leased
             Monroe, Michigan                        18,000               Leased

The Company's headquarters is housed in the 190,000 square foot, two-story office and warehouse facility located on 12 acres of land owned by the Company. The second floor of this facility, approximately 40,000 square feet, encompasses the Company's teleservicing sales and administrative departments, including a complete media workshop as well as a video and photography studio. Both of the Chapin, South Carolina facilities serve as collateral under the Company's industrial revenue refunding bonds. See Note 11 to the Financial Statements in
Item 8, Part II which is incorporated herein by reference. The Newberry facility, located on 16.4 acres of land owned by the Company, includes 34,000 square feet of warehouse space added in February 1996.

ITEM 3.    LEGAL PROCEEDINGS

See Note 17 to the Financial Statements in Item 8, Part II which is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Ellett Brothers, Inc. during the fourth quarter of fiscal year 1999.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Ellett Brothers, Inc. is traded on the Nasdaq National Market System under the symbol ELET. As of March 6, 2000, the Company had a total of approximately 65 shareholders of record. Certain of these shareholders of record hold shares in nominee name for other beneficial owners.

The following table sets forth the quarterly high and low sale prices per share for the common stock as reported on the Nasdaq National Market and dividends on common stock.

Quarter Ended:           High            Low         Dividend
-------------------------------------------------------------
March 31, 1998          $ 6.500        $ 5.500        $ 0.02
June 30, 1998             6.250          4.440          0.02
September 30, 1998        5.125          3.250          0.02
December 31, 1998         4.875          3.563          0.02
March 31, 1999            5.500          4.250          0.04
June 30, 1999             8.000          3.375          0.04
September 30, 1999        8.375          4.000          0.04
December 31, 1999         6.875          4.750          0.04

The Company did not sell any equity securities during the fiscal year ended December 31, 1999 which were not registered under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

(in thousands except per share and other data)     1999           1998         1997(3)         1996           1995
---------------------------------------------------------------------------------------------------------------------
Sales                                             $168,056       $147,130      $152,500       $147,666       $150,411
Income (loss) before income taxes                    5,612          4,750        (1,353)         2,673          7,384
Net income (loss)                                    3,575          3,012          (815)         1,687          4,634
Basic and diluted earnings (loss) per share           0.83           0.61         (0.16)          0.33           0.89
Dividends paid per share(1)                           0.16           0.08          0.08           0.08           0.08
Weighted average number of
     shares outstanding                              4,313          4,955         5,148          5,135          5,230
Working capital                                     50,894         46,538        48,140         55,029         50,512
Total assets                                        72,926         64,769        63,614         73,688         70,275
Long-term debt obligations                          35,596         32,297        33,187         38,472         33,533
Shareholders' equity                                26,093         22,932        23,336         24,637         24,548
Other data:
Number of business units at year end                   126            127           139            145            160
Number of customers served during year(2)           20,065         20,677        23,800         25,890         25,737

(1) Includes quarterly dividends at $0.04 per share paid in March, June, September and December 1999, $0.02 per share paid in March, June, September and December 1998, 1997, 1996, and 1995.

(2) Due to the potential for errors in elimination of mutual customers between subsidiaries, the numbers for 1999, 1998, 1997, 1996, and 1995 are approximations. Management feels that any differences are insignificant.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Sales for the year ended December 31, 1999 were $168.1 million as compared to $147.1 million in 1998, an increase of $21.0 million or 14.2%. Total sales in our distribution business were up 14.2% in 1999 as compared to 1998. Sales of our hunting and shooting sports products led the way with an increase of 16.1% in 1999, as compared to 1998. The marine accessory products increased 12.1%, and sales of our camping, archery and outdoor accessories increased by 11.1%, as compared to 1998.

Sales from our subsidiaries in 1999, which includes our acquisition of ACI, were $7.0 million, as compared to $6.1 million, an increase of $900,000 or 14.3%. Excluding ACI, sales were down 4.5% in 1999 compared to 1998, mainly due to a cancellation of a large sale to a major account.

Gross profit for the year ended December 31, 1999 was $30.5 million (18.2% of sales) as compared to $26.4 million (18.0% of sales) in 1998. This increase was primarily achieved in our distribution business with hunting and shooting sports products accounting for the largest part of the increase.

Selling, general and administrative expenses in 1999 were $22.7 million (13.5% of sales) as compared to $19.7 million (13.4% of sales), an increase of 15.1%. Excluding ACI, expenses were up 13.3%. This increase was primarily due to one-time expenses associated with the Year 2000 remediation work, increased costs associated with our associates' health insurance program, and freight costs.

Interest expense for the year ended December 31, 1999 was $2.7 million (1.6% of sales) as compared to $2.5 million (1.7% of sales) in 1998. The increase was mainly related to the ACI transaction along with higher borrowings.

Income tax expense in 1999 was $2.0 million as compared to $1.7 million in 1998. The effective tax rate was 36.3% in 1999 as compared to 36.6% in 1998.

Net income for 1999 was $3.6 million, or $0.83 per basic and diluted share, as compared to $3.0 million, or $0.61 per basic and diluted share, in 1998.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash provided by operating activities was $2.7 million during the year ended December 31, 1999, as compared to $5.9 million in 1998. In 1999 cash provided from net income and non-cash items was used for additional inventories. In addition, accounts receivable increased as a result of increased fourth quarter sales over the prior year. Cash provided from operating activities in 1998 resulted mainly from net income earned along with an increase in accounts payable.

Net cash used in investing activities was $5.2 million during the year ended December 31, 1999, as compared to $1.6 million in 1998. The increase in net cash used in investing activities was mainly due to the purchase of computer equipment and the new information system. In addition, $2.3 million was utilized in the purchase of the assets of ACI.

Net cash provided by financing activities was $2.6 million during the year ended December 31, 1999, as compared to net cash used of $4.5 million in 1998. In 1999, the net cash provided was from increased net borrowings of $3.9 million used primarily for the ACI acquisition offset by dividends of $700,000 and long term debt reduction of $600,000. In 1998, the net cash used was primarily for the repurchase of common stock of $3.2 million, along with dividends of $400,000, long term debt reduction of $500,000, and repayments of the revolver of $300,000.

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

Principal maturities on the Company's industrial revenue refunding bonds for 2000, 2001, and 2002 will be $617,000, $667,000, and $716,000, respectively. The annual interest charges, at the fixed rate of 7.5%, will be $525,000, $479,000, and $429,000 for 2000, 2001, and 2002, respectively (see Note 11 to the Financial Statements in Item 8, Part II which is incorporated herein by reference).

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions during 2000 and for the foreseeable future.


YEAR 2000

The Company devoted resources throughout its business operations to minimize the risk of potential disruption from the Year 2000 ("Y2K") problem. In late 1996, the Company determined that its operating system would not be Y2K compliant and made a decision to purchase new operating software (purchasing, distribution, and financial) to run its business. In connection with this decision, new hardware was purchased that moved the Company from a mainframe to a client/server environment. The installation of the new system began in the third quarter of 1999 with the final conversion in January 2000. The Company had made the decision in the third quarter to remediate its existing systems to run its operations that would not be converted by January 1, 2000. The Company spent over $350,000 for this remediation.

The cost of the system upgrades, which includes hardware and software, since inception through completion, is expected to be approximately $5.5 million, which includes $2.3 million incurred in 1999.

The Company successfully transitioned into the year 2000 with no issues. All operating systems worked at the start of the new year and no problems have been encountered with vendors or customers. To date, the Company's operating systems are working with no Y2K issues.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($30.3 million at December 31, 1999). The Company does not currently use derivative financial instruments.

Approximately $5.9 million of the Company's debt at December 31, 1999 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $45.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 1.75% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 1999, the interest rate was 8.23% (see Note 10 to the Financial Statements in Item 8,
Part II which is incorporated herein by reference). The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $37.0 million at December 31, 1999 ($33.9 million at December 31, 1998). Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at December 31, 1999:

              Maturity Date        Fixed Rate Debt        Interest Rate
            -------------------------------------------------------------
                   2000              $    617,000              7.5%
                   2001                   667,000              7.5%
                   2002                   716,000              7.5%
                   2003                   767,000              7.5%
                   2004                   817,000              7.5%
                Thereafter              2,302,000              7.5%
            -------------------------------------------------------------
                                     $  5,886,000              7.5%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)                                                    December 31,
---------------------------------------------------------------------------------------------------------------------
Assets                                                                                   1999               1998
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                     $      346          $     183
     Accounts receivable, less allowance for doubtful accounts of $634
         and $605 at December 31, 1999 and 1998, respectively                          21,777             20,066
     Other accounts receivable                                                          1,109              1,716
     Inventories                                                                       36,061             32,140
     Prepaid expenses                                                                   1,154                948
     Deferred income tax asset                                                            834                440
---------------------------------------------------------------------------------------------------------------------
              Total current assets                                                     61,281             55,493
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
     accumulated depreciation and amortization                                          9,352              7,567
Other assets:
     Intangible assets, at cost, less accumulated amortization                          2,292              1,682
     Other assets                                                                           1                 27
---------------------------------------------------------------------------------------------------------------------
              Total other assets                                                        2,293              1,709
---------------------------------------------------------------------------------------------------------------------
                                                                                   $   72,926          $  64,769
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable, trade                                                       $    7,891          $   7,149
     Accrued expenses                                                                   1,780              1,239
     Income tax payable                                                                    99                  -
     Current portion of long-term debt                                                    617                567
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                10,387              8,955
---------------------------------------------------------------------------------------------------------------------
Revolving credit facility                                                              30,327             26,461
Long-term debt                                                                          5,269              5,836
Deferred income tax liability and other                                                   850                585
Commitments and contingencies (see Notes 12 and 17) Shareholders' equity:
     Preferred stock, no par value (5,000 shares authorized,
         no shares issued or outstanding)                                                   -                  -
     Common stock, no par value (20,000 shares authorized, 4,317 and 4,297 shares issued and outstanding as of December 31,
         1999 and 1998, respectively)                                                   9,652              9,559
     Common stock subscribed                                                              317                 93
     Unearned compensation                                                                (12)
(55)
     Subscription receivable                                                             (465)              (423)
     Retained earnings                                                                 16,608             13,716
     Accumulated other comprehensive income (loss)                                         (7)                42
---------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                               26,093             22,932
---------------------------------------------------------------------------------------------------------------------
                                                                                   $   72,926          $  64,769
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

                                                                                 For the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                            1999              1998               1997
-----------------------------------------------------------------------------------------------------------------------
Sales                                                              $     168,056      $    147,130       $    152,500
Cost of goods sold                                                       137,529           120,685            129,372
-----------------------------------------------------------------------------------------------------------------------
              Gross profit                                                30,527            26,445             23,128
Selling, general and administrative expenses                              22,673            19,706             21,785
-----------------------------------------------------------------------------------------------------------------------
              Income from operations                                       7,854             6,739              1,343
-----------------------------------------------------------------------------------------------------------------------
Other income (expenses):
     Interest income                                                         445               481                454
     Interest expense                                                     (2,674)           (2,497)            (3,297)
     Other income (expense)                                                  (13)               27                147
-----------------------------------------------------------------------------------------------------------------------
              Total other expense, net                                    (2,242)           (1,989)            (2,696)
-----------------------------------------------------------------------------------------------------------------------
              Income (loss) before income taxes                            5,612             4,750             (1,353)
Income tax expense (benefit)                                               2,037             1,738               (538)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $       3,575      $      3,012       $       (815)
=======================================================================================================================
Basic and diluted earnings (loss) per common share                 $        0.83      $       0.61       $      (0.16)
=======================================================================================================================
Weighted average shares outstanding                                        4,313             4,955              5,148
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except per share data)

                                                                                                          Accumulated
                                       Common                                                                Other
                           Common      Stock        Unearned     Subscription  Retained   Comprehensive  Comprehensive
                            Stock    Subscribed   Compensation    Receivable   Earnings   Income (Loss)  Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at
  12/31/96                $12,550      $            $   (250)        $    -    $12,337                     $     -        $24,637
Comprehensive loss:
     Net loss                   -           -              -              -       (815)      $   (815)           -           (815)
     Change in unrealized
     gain on available
     for sale
     securities in the
     IRB reserve                -           -              -              -          -             21           21             21
                                                                                             --------
Comprehensive loss                                                                           $   (794)
                                                                                             ========
Dividends paid, $0.08 per
     share                      -           -              -              -       (411)                          -           (411)
Repurchase of 56 shares of
     common stock            (276)          -              -              -          -                           -           (276)
Issuance of 112 shares of
     common stock to
     executive officers       559           -            (84)          (452)         -                           -             23
Amortization of unearned
     compensation               -           -            157              -          -                           -            157
------------------------------------------------------------------------------------------              --------------------------
Shareholders' equity at
   12/31/97                12,833           -           (177)          (452)    11,111                          21         23,336
Comprehensive income:
     Net income                 -           -              -              -      3,012       $  3,012            -          3,012
     Change in unrealized
     gain on available
     for sale securities
     in the IRB reserve         -           -              -              -          -             21           21             21
                                                                                             --------
Comprehensive income                                                                         $  3,033
                                                                                             ========
Dividends paid, $0.08 per
     share                      -           -              -              -       (407)                          -           (407)
Repurchase of 824 shares
     of common stock       (3,274)          -              -             64          -                           -          (3,210)
Issuance of 20 shares of
     common stock to an
     executive officer          -          93              -              -          -                           -             93
Interest on subscription
     receivable                 -           -              -            (35)         -                           -            (35)
Amortization of unearned
     compensation               -           -            122              -          -                           -            122
------------------------------------------------------------------------------------------              --------------------------
Shareholders' equity at
  12/31/98                  9,559          93            (55)          (423)    13,716                          42         22,932
Comprehensive income:
     Net income                 -           -              -              -      3,575       $  3,575            -          3,575
     Change in unrealized
     gain on available
     for sale
     securities in the
     IRB reserve                -           -              -              -          -            (49)         (49)           (49)
                                                                                             --------
Comprehensive income                                                                         $  3,526
                                                                                             ========
Dividends paid, $0.16 per
     share                      -           -              -              -       (683)                          -           (683)
Issuance of 20 shares of
     common stock to an
     executive officer         93         (93)             -              -          -                           -              -
Issuance of 40 shares of
     common stock to an
     executive officer          -         275              -              -          -                           -            275
Issuance of 10 shares of
     common stock to an
     executive officer          -          42              -            (42)         -                           -              -
Amortization of unearned
     compensation               -           -             43              -          -                           -             43
------------------------------------------------------------------------------------------              --------------------------
Shareholders' equity at
  12/31/99                $ 9,652      $  317       $    (12)        $ (465)   $16,608                     $    (7)       $26,093
------------------------------------------------------------------------------------------              --------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)                                    For the year ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                    1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                           $   3,575       $   3,012       $    (815)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization                                          1,054             983             973
              Deferred income taxes                                                   (434)            421            (146)
              Provision for loss on accounts receivable                                576             374           1,568
              Amortization of unearned compensation                                     43             122             157
              Stock award to executive officer                                         275              93              --
              Loss (gain) on sale of property and equipment                            (15)             --               7
              Changes in operating assets and liabilities (net of impact of acquisition):
                  Receivables                                                       (1,680)         (1,135)         (1,655)
                  Inventories                                                       (2,195)           (605)          8,221
                  Prepaid expenses                                                    (193)            540           2,239
                  Accounts payable, trade                                              742           2,725          (3,485)
                  Accrued expenses                                                     541            (645)            188
                  Income tax payable                                                    99              --              --
                  Other                                                                331             (25)            162
--------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities                      2,719           5,860           7,414
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                             (2,561)         (1,596)         (1,257)
     Purchase of intangibles and other assets                                         (471)             --              --
     Proceeds from sale of property and equipment                                      140               3              15
     Purchase of assets in business acquisition                                     (2,281)             --              --
--------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                         (5,173)         (1,593)         (1,242)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Gross borrowings on revolving credit facility                                 174,158         150,304         151,592
     Gross repayments on revolving credit facility                                (170,292)       (150,606)       (156,332)
     Principal payments on long-term debt                                             (566)           (517)           (467)
     Principal payments on capital lease obligations                                    --              (8)            (45)
     (Increase) decrease in subscription receivable                                     --             (35)             23
     Repurchase of common stock                                                         --          (3,210)           (276)
     Dividends to shareholders                                                        (683)           (407)           (411)
--------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities            2,617          (4,479)         (5,916)
--------------------------------------------------------------------------------------------------------------------------
                      Net increase (decrease) in cash and cash equivalents             163            (212)            256
Cash and cash equivalents:
     Beginning of year                                                           $     183       $     395       $     139
--------------------------------------------------------------------------------------------------------------------------

     End of year                                                                 $     346       $     183       $     395
==========================================================================================================================
Cash payments for interest                                                       $   2,656       $   2,491       $   3,339
==========================================================================================================================
Cash payments for income taxes                                                   $   2,372       $   1,080       $     438
==========================================================================================================================

Supplemental disclosure of non-cash investing and financing activities:

o The change in net unrealized gain (loss) on investment securities available for sale was ($49) and $21 for the years ended December 31, 1999 and 1998, respectively.

o During 1999, the Company issued $93 of common stock to an executive officer from common stock subscribed.

o During 1999, the Company agreed to issue $42 of common stock to an executive officer in exchange for a subscription receivable.

o During 1998, the Company repurchased 16 shares of common stock from an executive officer in exchange for the forgiveness of a $64 subscription receivable.


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.     BASIS OF PRESENTATION

Ellett Brothers, Inc. (the Company) is principally a supplier of goods and customer services to independent retailers who serve the natural outdoor sporting goods market, primarily in the United States. The Company's products are diversified among a wide variety of outdoor sporting goods equipment including a wide selection of styles and brand names. In addition, the Company operates three wholly-owned subsidiaries. One subsidiary is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. Another subsidiary manufactures specialty licensed nostalgic products, and the other subsidiary distributes archery products.

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

Credit risk

The Company performs ongoing evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is provided in an amount equal to the estimated collection losses. At December 31, 1999 and 1998 prepaid expenses included prepayments in the amounts of $400 and $257, respectively, on future purchases of inventory from certain suppliers for which the Company will receive favorable discounts.

Advertising costs

The Company has elected to expense all advertising costs as incurred or the first time advertising takes place, with the exception of direct response advertising, which is capitalized and amortized over the period of its expected future benefit. At December 31, 1999 and 1998, the Company did not have any significant amounts capitalized as direct response advertising. The Company incurred total advertising expenditures of $536, $587, and $735 during the years ended December 31, 1999, 1998, and 1997, respectively.

Property, plant and equipment

Property, plant and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets which range as follows:

             Description                                   Years
             ----------------------------------------------------
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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, and intangibles, in relation to operating performance.

Intangible assets

Intangible assets principally represent the amount by which costs of acquired net assets exceeded their related fair value ("goodwill") and costs of acquired non-compete agreements. The non-compete agreements are being amortized over the original terms of the agreements. Intangible assets are amortized using the following methods and estimated useful lives.

           Description                       Method                   Years
           ------------------------------------------------------------------
           Deferred financing costs          Effective interest         20
           Licenses and trademarks           Straight-line            5 - 20
           Goodwill                          Straight-line            10 - 15
           Non-compete agreements            Straight-line            5 - 10

Fair values of financial instruments

The Company owns certain debt securities held on deposit with the trustee for payment of interest and principal on the IRB bond (see Note 11). Market values of bond issues outstanding are based on quotes received from securities dealers or the present value of principal and interest payments at the current market rates. The revolving credit facility is carried at current value which approximates the fair market value.

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

SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings per common share

Although the Company had options outstanding during portions of the three years ended December 31, 1999, they have an antidilutive effect on earnings per share for each year. As such, basic and diluted earnings (loss) per share for the years ended December 31, 1999, 1998, and 1997 are net income (loss) divided by the weighted average shares outstanding.

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

The classification of securities is generally determined at the date of purchase. Gains and losses on sales of investment securities, computed based on the specific identification method, are included in other income (expense) at the time of sale.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, as deferred by SFAS No. 137. The Company intends to adopt SFAS No. 133; however, management anticipates that SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows due to the Company's limited use of derivative instruments.

3.     COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

4.     ACQUISITION

In October of 1999, the Company purchased the assets of Archery Center International, Inc. (ACI) located in Monroe, Michigan. ACI is a leading distributor in the archery industry. The Company paid $2,281 in cash for these assets. The purchase price exceeded the book value of ACI's assets by $420. The purchase price was allocated as follows:

                   Inventory                             $1,726
                   Prepaid expenses                          13
                   Property, plant and equipment            122
                   Goodwill                                 420
                                                         ------
                                                         $2,281
                                                         ======

The assets of ACI were placed into a separate, wholly-owned subsidiary, and the acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the estimated fair value of the assets acquired being recorded as goodwill. The goodwill arising from this transaction is being amortized on a straight-line basis over a period of 15 years.

In addition to the purchase agreement, the Company entered into a non-compete agreement with the former owner of ACI. The Company has agreed to pay the former owner specified sums of money over each of the next five years for the non-compete agreement. The Company has recorded the non-compete agreement and the deferred compensation liability at the present value of future cash flows with the non-compete amortized on a straight-line basis and the liability amortized using the effective interest method over a period of five years. At December 31, 1999, the balances for the non-compete agreement and the deferred compensation liability were $350 and $355, respectively. The non-compete agreement has been recorded in intangible assets and has an accumulated amortization balance of $17 at December 31, 1999. The deferred compensation liability has a long-term portion of $305 and a current portion of $50 which has been included in accrued expenses.

The results of operations for ACI are included in the income statement only from the time of the acquisition through December 31, 1999. If ACI had been acquired at the beginning of the year, the Company would have reported sales of $176,852, $155,522, and $160,338, and net income (loss) of $3,617, $3,060, and ($772) for each of the years ended December 31, 1999, 1998, and 1997, respectively.


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

                                         June 30, 1997      September 30, 1997
          --------------------------------------------------------------------
          Inventory reserve                  $ 3,548                $ 1,246
          Accounts receivable reserve            207                    580
          Accrued expenses                       255                     10
          Current tax benefit                 (1,285)                  (688)
          --------------------------------------------------------------------
              Net reserve                   $  2,725               $  1,148
          --------------------------------------------------------------------


6.     INVENTORIES

       Inventories consisted of the following at December 31:

                                        1999                   1998
         -------------------------------------------------------------
         Finished goods            $  34,686              $  31,112
         Raw materials                 1,048                    881
         Work in progress                327                    147
         -------------------------------------------------------------
                                   $  36,061              $  32,140
         -------------------------------------------------------------

7.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following at December 31:

                                                          1999        1998
                  -----------------------------------------------------------
                  Land                                $    201     $     216
                  Buildings and improvements             6,554         6,751
                  Furniture, fixtures and equipment     10,697         8,021
                  -----------------------------------------------------------
                                                        17,452        14,988
                  Less accumulated depreciation
                       and amortization                  8,100         7,421
                  -----------------------------------------------------------
                                                      $  9,352     $   7,567
                  -----------------------------------------------------------

8.     INTANGIBLE ASSETS

       Intangible assets consisted of the following at December 31:

                                                      1999            1998
                  ---------------------------------------------------------
                  Deferred financing costs        $    336       $     336
                  Licenses                             244             203
                  Goodwill                           1,028             528
                  Non-compete agreements             2,050           1,700
                  ---------------------------------------------------------
                                                     3,658           2,767
                  Less accumulated amortization      1,366           1,085
                  ---------------------------------------------------------
                                                  $  2,292       $   1,682
                  ---------------------------------------------------------

9.     INVESTMENT SECURITIES

       The amortized cost and estimated market value of investment securities at December 31, 1999 and 1998 are as follows:

                                                   Gross         Gross         Gross      Estimated
                                                 Amortized    Unrealized    Unrealized     Market
Year                                               Cost          Gains        Losses        Value
----------------------------------------------------------------------------------------------------
1999    Available for Sale: Bond Reserve        $   1,121       $     11      $  (18)   $      1,114
1998    Available for Sale: Bond Reserve        $   1,122       $     43      $   (1)   $      1,164


10.    REVOLVING CREDIT FACILITY

In 1994, the Company entered into a revolving credit facility (the "Agreement") with an affiliate of First Union National Bank of North Carolina, N.A. The Agreement is collateralized by substantially all of the Company's assets other than real estate. The initial term of the Agreement was for three years ending in June 1997. The Agreement was amended in September 1997 to extend the term to September 30, 2001. Effective August 1, 1999 borrowings under the Agreement bear interest at a rate equal to, at the Company's option, prime rate plus .375% or 1.75% above the 30 or 90 day LIBOR rate. On October 8, 1999 the Agreement was amended to include ACI and to increase the maximum amount of the borrowings to $45 million for a 120 day period, at which time the maximum borrowings revert to $40 million. Combinations of these rates can be used for the various loans which comprise the total facility outstanding balance. The interest rates of the facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 1999, the interest rate was 8.23%.

The Agreement provides the Company with a revolving line of credit and letters of credit. The revolving line of credit provides loans of up to 70% of the eligible inventories and up to 85% of eligible receivables. The maximum amount that can be outstanding at any time, subject to the aforementioned 120 day period, under the Agreement is $45 million. At December 31, 1999 the Company had $12.6 million available under the Agreement.

The Agreement contains various restrictions which, among other things, limit capital expenditures and limit cash dividends. The Agreement also requires the Company to meet various minimum financial covenants.

11.    LONG-TERM DEBT

       Long-term debt consisted of the following at December 31:

                                                                                              1999         1998
----------------------------------------------------------------------------------------------------------------
Industrial Revenue Refunding Bonds, Series 1988 ("IRB") collateralized by real estate. The fixed interest of 7.5% due to bond holders semi-annually is required to be deposited with the Trustee monthly in an amount equal to one-sixth of the next interest payment. The Company also pays one-twelfth of the next principal payment (by way of annual maturity or annual mandatory sinking fund redemption) to the Trustee monthly in addition to the interest. The
    bonds are due September, 2008.                                                       $   7,000    $   7,567

Industrial revenue refunding bond reserve on deposit with the Trustee                       (1,114)      (1,164)
----------------------------------------------------------------------------------------------------------------

                                                                                             5,886        6,403
Less, current portion                                                                         (617)        (567)
----------------------------------------------------------------------------------------------------------------
                                                                                         $   5,269    $   5,836
---------------------------------------------------------------------------------------------------------------

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

The fair market value of the IRB at December 31, 1999 and 1998 was approximately $6,735 and $7,486, respectively.

Principal maturities and sinking fund requirements for long-term debt at December 31, 1999 are as follows:

                  For year ending December 31,
                  2000                                    $     617
                  2001                                          667
                  2002                                          716
                  2003                                          767
                  2004                                          817
                  Thereafter                                  2,302
                  -------------------------------------------------
                                                           $  5,886
                  =================================================

Under the bond agreement, as amended, annual cash dividends are limited to 60% of annual net income (adjusted for non-cash charges), a required minimum fixed charge ratio of 1.25:1 (adjusted for non-cash charges), a required minimum current ratio of 1.17:1, and a required minimum shareholders' equity level (as defined) of $6,000 at December 31, 1996 and thereafter.

12.    OPERATING LEASES

The Company entered into three significant leases for computer equipment in conjunction with the first phase of an information system upgrade. The Company incurred $229, $279, and $279 in rental expenses related to these leases in 1999, 1998, and 1997, respectively. The future minimum lease payments related to these leases as of December 31, 1999 are $40 for the year ending December 31, 2000.

The Company's subsidiaries lease the manufacturing and office space under non-cancelable operating leases. These leases expire through 2005. The Company has the right to cancel these leases with a 90 day notice beginning in 1998 for one lease and in 2000 for the other.

Rent expense under these subsidiaries leases approximated $149, $125, and $125 in the years ended December 31, 1999, 1998, and 1997, respectively. The following is a summary of the future rental payments as of December 31, 1999:

                  For the year ending December 31,
                  -----------------------------------------------
                  2000                                  $   415
                  2001                                      415
                  2002                                      276
                  2003                                      233
                  2004                                      226
                  Thereafter                                467
                  -----------------------------------------------
                                                        $ 2,032
                  ===============================================

13.    COMMON AND PREFERRED STOCK

In January 1997, the Company issued 112 shares of common stock for total consideration of $475 ($452 in promissory notes and $23 of cash) to two executives of the Company in exchange for the cancellation of 112 fully vested and outstanding options of the officers with an exercise price of $7.00 per share. The promissory notes bear interest at 5.6%, payable semi-annually, and become due on a pro-rata basis as the shares are sold by the executives. The shares carried restrictions over their transferability which were lifted over a two-year period ending January 1999. The market value of the common stock at the date of the transaction was $559. The difference between the market value and the price at which the shares were sold to the executives is reflected as unearned compensation and is being amortized over the two-year period. In June of 1998, the Company reacquired 34 shares from one of the former executives and recorded it using the cost method of accounting for treasury stock.

During 1998, the Company awarded 20 shares to an executive officer when the market value of these shares was $93. During 1999, the Company awarded 40 shares to an executive officer when the market value of these shares was $275. Compensation expense was recognized at the time of these awards and shareholders' equity reflects the stock subscribed in 1999. In 1999, the Company also issued to an executive officer an option to purchase up to 10 shares of the Company's common stock at 85% of the market price of the stock at the grant date. The Company recognized compensation expense of $7 related to this discount.

The Company reacquired 46 and 10 shares in June and December of 1997, respectively; and reacquired 142, 448, and 200 shares of its common stock in September, October, and December of 1998, respectively. The Company recorded these acquisitions using the cost method of accounting for treasury stock.

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


14.    STOCK COMPENSATION PLANS

The Company has two stock option plans that provide for the granting of up to 500 options to associates. The options granted are normally at an exercise price equal to the fair value of the shares at the date of the grant. During 1998, under the stock option program (the "Plan"), one executive was granted an option to acquire 50 shares of common stock at $10 per share, and 50 shares of stock at $15 per share. The options expire five years from the date granted. In 1999, under the Plan, one executive was granted and exercised an option to acquire 10 shares of common stock at an exercise price of $4.25 per share.

A summary of the status of the Plan as of December 31, 1999 and 1998 and changes during the years then ended is presented below:

                                                       1999                               1998
                                         ---------------------------------  ---------------------------------
                                                       Weighted Average                   Weighted Average
                                           Shares       Exercise Price        Shares       Exercise Price
                                         ----------- ---------------------  ----------- ---------------------
     Outstanding at beginning of year         100            $ 12.50               -          $    -
     Granted                                   10               4.25             100              12.50
     Exercised                                (10)              4.25               -               -
                                         ----------- ---------------------  ----------- ---------------------
     Outstanding at end of year               100            $ 12.50             100            $ 12.50
                                         ----------- ---------------------  ----------- ---------------------
     Options exercisable                      100            $ 12.50             100            $ 12.50
                                         ----------- ---------------------  ----------- ---------------------

The following table summarizes information about the Plan's stock options at December 31, 1999:

                                                Options Outstanding                                  Options Exercisable
                            ------------------------------------------------------------- ---------------------------------------
                                   Number         Weighted Average                         Number Exercisable
                              Outstanding at         Remaining        Weighted Average        and Vested at      Weighted Average
 Range of Exercise Prices         12/31/99        Contractual Life     Exercise Price           12/31/99          Exercise Price
--------------------------- ------------------------------------------------------------- ---------------------------------------
        $10 - $15                   100                 3.50              $ 12.50                  100                $ 12.50

Had compensation cost been recognized based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been decreased to the pro forma amount of $2,976 and earnings per share would have been $0.60 for the year ended December 31, 1998. Since all options granted in 1998 were fully vested at December 31, 1998, there would be no impact on 1999 earnings.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants. The weighted average fair value of options granted during the year ended December 31, 1998 was approximately $0.37.

                                                                1999
                                                               ------
                     Dividend yield                             2.00%
                     Expected volatility                       36.72%
                     Risk-free interest rate                    5.40%
                     Expected lives, in years                       5

At December 31, 1999 the Company had 400 shares reserved for future grants of stock options.


15.    INCOME TAXES

       Income tax expense (benefit) consisted of the following:

                                                                           For the year ended December 31,
                  -----------------------------------------------------------------------------------------
                                                                     1999            1998             1997
                  -----------------------------------------------------------------------------------------
                  Current:
                       Federal                                   $  2,350          $1,273         $   (573)
                       State                                          121              44              181
                  -----------------------------------------------------------------------------------------
                                                                    2,471           1,317             (392)
                  -----------------------------------------------------------------------------------------
                  Deferred:
                       Federal                                       (396)            342              103
                       State                                          (38)             79             (249)
                  -----------------------------------------------------------------------------------------
                                                                     (434)            421             (146)
                  -----------------------------------------------------------------------------------------
                                                                 $  2,037          $1,738         $   (538)
                  =========================================================================================

       Components of the net deferred income tax liability (asset) were as follows:

                                                                                        As of December 31,
                  ----------------------------------------------------------------------------------------
                                                                     1999                             1998
                  ----------------------------------------------------------------------------------------
                  Depreciation and amortization                  $    545                         $    538
                  Bad debt expense                                   (230)                            (217)
                  Inventory capitalization                           (416)                            (212)
                  State net operating loss                              -                               (6)
                  Other                                              (188)                              42
                  ----------------------------------------------------------------------------------------
                  Total                                          $   (289)                        $    145
                  ========================================================================================

       Income tax expense varied from statutory federal income taxes as follows:

                                                                           For the year ended December 31,
                  -----------------------------------------------------------------------------------------
                                                                     1999            1998             1997
                  -----------------------------------------------------------------------------------------
                  Income taxes at 34% statutory federal rate     $  1,908          $1,615         $   (460)
                  State income taxes, net of federal tax benefit       10              81              (45)
                  Other                                               119              42              (33)
                  -----------------------------------------------------------------------------------------
                  Income tax expense (benefit)                   $  2,037          $1,738         $   (538)
                  =========================================================================================

The Company had approximately $797 of state net operating loss carryforwards at December 31, 1999. These carryforwards will expire in 2002 through 2013, if not utilized.


16.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan (the "Plan") covering substantially all full-time associates who meet certain age and length of service requirements. Participants are eligible to contribute up to 20% of their annual compensation, not to exceed legal limits, and the Company, at its discretion, makes matching contributions to the Plan. Participants vest immediately in their contributions and after three years in the Company's contributions. The Company incurred expenses related to the Plan of $131, $84, and $67 for the years ended December 31, 1999, 1998, and 1997, respectively.

17.    CONTINGENCY

The Company is a party to litigation in connection with the distribution of its inventory. Over the past eighteen months, twenty-nine cities and/or counties and one advocacy group have filed lawsuits against the firearms industry as a whole. These lawsuits list numerous manufacturers and distributors as defendants in the claims. To date, three of the thirty suits have been dismissed, as the judges have found the complaints "without standing" under the laws of their respective states. The Company was named in four of these remaining twenty-seven suits. The Company and all distributors were dismissed from one of these lawsuits (the Hamilton-Cargill lawsuit) in the first quarter of 1999. For the remaining defendants, this case is under appeal. Pending the appeal, there are three remaining industry-wide cases in which the Company is named. Although the outcome cannot be predicted, it is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


18.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters:

                                                      1998                                              1999
------------------------------- ------------------------------------------------- -----------------------------------------------
                                   First       Second      Third       Fourth       First       Second      Third        Fourth
                                  Quarter     Quarter     Quarter      Quarter     Quarter     Quarter     Quarter      Quarter
------------------------------- ------------ ----------- ----------- ------------ ----------- ----------- ----------- -----------
Sales                            $ 34,032     $ 31,856    $ 39,625    $ 41,617     $ 38,946    $ 38,319    $ 45,931    $ 44,860
Gross profit                        5,906        5,748       7,227       7,564        6,748       6,850       8,428       8,501
Selling, general,
     and administrative             4,795        4,554       5,206       5,151        5,293       5,271       5,817       6,292
Income from
     operations                     1,111        1,194       2,021       2,413        1,455       1,579       2,611       2,209
Net income                            451          500         884       1,177          678         687       1,302         908
Basic and diluted earnings
     per share                       0.09         0.10        0.17        0.26         0.16        0.16        0.30        0.21
------------------------------- ------------ ----------- ----------- ------------ ----------- ----------- ----------- -----------

19.    Business Segment Information

The Company's reportable segments are business units that offer different products and have separate management teams and infrastructures. The business units have been aggregated into two reportable segments. These segments are:
Hunting, Shooting, Camping, Archery & Outdoor Products ("HS&A") and Marine Products. The "Other" segment includes the Company's other operations. For the year ended December 31, 1997, the "Other" segment information included the Safesport operation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the years ended December 31 (in millions):

---------------------------------------------------------------------------------------------------------
                           1999             HS&A           MARINE           OTHER            TOTAL
---------------------------------------------------------------------------------------------------------
Sales                                      $ 135.5         $   26.8        $    5.8          $ 168.1
Operating income                               5.6              2.1              .2              7.9
Identifiable segment assets                   48.8              6.8             2.2             57.8
Capital expenditures                           2.4               .1              .1              2.6
Depreciation                                    .5               .1              .1               .7
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                           1998             HS&A           MARINE           OTHER            TOTAL
---------------------------------------------------------------------------------------------------------
Sales                                      $ 117.1         $   23.9        $    6.1          $ 147.1
Operating income                               4.4              1.7              .6              6.7
Identifiable segment assets                   43.8              6.5             2.0             52.3
Capital expenditures                           1.6               .0              .0              1.6
Depreciation                                    .5               .1              .1               .7
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                           1997                                 HS&A           MARINE          OTHER           TOTAL
---------------------------------------------------------------------------------------------------------------------------
Sales                                                          $ 115.5         $   21.0        $  16.0         $ 152.5
Operating income (loss)                                            3.8              1.3           (3.8)            1.3
Identifiable segment assets                                       41.0              6.7            3.2            50.9
Capital expenditures                                               1.2               .0             .1             1.3
Depreciation                                                        .5               .1             .1              .7
---------------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31 (in millions) as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   1999                  1998                  1997
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                $   7.9                $   6.7             $   1.3
Interest income and other income, net                                .4                     .5                  .6
Interest expense                                                   (2.7)                  (2.5)               (3.3)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                      $   5.6                $   4.7             $  (1.4)
-----------------------------------------------------------------------------------------------------------------------------

A reconciliation of identifiable segment assets to total assets for the year ended December 31 (in millions) is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                  1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets                                    $  57.8                $  52.3             $  50.9
Other corporate assets                                            15.1                   12.5                12.7
----------------------------------------------------------------------------------------------------------------------------
      Total assets                                             $  72.9                $  64.8             $  63.6
----------------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Ellett Brothers, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ellett Brothers, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 26, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers, LLP

Charlotte, North Carolina
February 11, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than April 29, 2000, a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by the Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2000, under the caption "DIRECTORS AND EXECUTIVE OFFICERS."

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from those sections of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2000 under the captions "EXECUTIVE COMPENSATION", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" AND "PERFORMANCE GRAPH."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2000 under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2000 under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.  Financial Statements: See Item 8 of this report on Form 10-K.

2.  Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts - Page 26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages 28 and 29 are filed as part of this report.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

                              ELLETT BROTHERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, & 1997

                                 (IN THOUSANDS)


                                                      Balance at      Charged to       Charged to                      Balance at
                                                      Beginning          Cost/           Other                             End
                             Description              of Period        Expenses         Accounts       Deductions       of Period
                             -----------              ----------      ----------       ----------      ----------      ----------
  1999
                 Allowance for Doubtful Accounts        $  605          $  576           $  614 (B)      $1,161 (A)      $  634
                                                        ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory       $  569 (C)      $   -(D)         $    -          $   34          $  535
                                                        ======          =====            ======          ======          ======


  1998
                 Allowance for Doubtful Accounts        $  769          $  374           $  750 (B)      $1,288 (A)      $  605
                                                        ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory       $  697 (C)      $   -(D)         $    -          $  128          $  569
                                                        ======          =====            ======          ======          ======


  1997
                 Allowance for Doubtful Accounts        $  750          $1,568           $  899 (B)      $2,448 (A)      $  769
                                                        ======          ======           ======          ======          ======

                 Allowance for Obsolete Inventory       $  500 (C)      $3,745(D)        $    -          $3,548          $  697
                                                        ======          ======           ======          ======          ======

-----------------------

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

ELLETT BROTHERS, INC.
(Registrant)


Date: March 30, 2000                   By:   /s/ Joseph F. Murray, Jr.
                                           -------------------------------------

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


            Signature                                   Title                       Date
            ---------                                   -----                       ----

/s/ Robert D. Gorham, Jr.                      Chairman of the Board            March 30, 2000
--------------------------------
Robert D. Gorham, Jr.


/s/ Joseph F. Murray, Jr.                     Director, President and           March 30, 2000
--------------------------------              Chief Executive Officer
Joseph F. Murray, Jr.


/s/ George E. Loney                           Chief Financial Officer           March 30, 2000
--------------------------------
George E. Loney


/s/ E. Wayne Gibson                     Director, Chairman of the Executive     March 30, 2000
--------------------------------              Committee and Secretary
E. Wayne Gibson


/s/ William H. Batchelor                              Director                  March 30, 2000
--------------------------------
William H. Batchelor


/s/ Charles V. Ricks                                  Director                  March 30, 2000
--------------------------------
Charles V. Ricks


/s/ William H. Stanley                                Director                  March 30, 2000
--------------------------------
William H. Stanley

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

       3(c) Amendment dated April 5, 1999 to the Bylaws of the Corporation filed as Exhibit 3(b).

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

       10(g) Amendment dated December 31, 1998 to the Financing and Security Agreement filed as Exhibit 10(a). Incorporated by reference to Exhibit 10(g) filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

       10(h) Amendment dated July 30, 1999 to the Financing and Security Agreement filed as Exhibit 10(a).

       10(i) Amendment dated October 8, 1999 to the Financing and Security Agreement filed as Exhibit 10(a).

       10(j) Amendment dated October 8, 1999 to the Financing and Security Agreement filed as Exhibit 10(a).

       21         Subsidiaries of the Registrant. Incorporated by reference to
                  Exhibit 21 filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

       27         Financial data schedule.