Form 10-Q
period 2000-03-31
ELLETT BROTHERS INC
filed 2000-05-15
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000
                                          --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 28, 2000, 4,316,518 shares of no par value common stock of the registrant were outstanding.

                                                                       Form 10-Q
                                                                          Page 2

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999          3

         Condensed consolidated statements of income for the three months ended
            March 31, 2000 and 1999                                                                4

         Condensed consolidated statements of cash flows for the three months ended
            March 31, 2000 and 1999                                                                5

         Notes to condensed consolidated financial statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               10



PART II.   OTHER INFORMATION
                                                                                                 PAGE
                                                                                                 ----
Item 6.  Exhibits and Reports on Form 8-K                                                         12

                                                                       Form 10-Q
                                                                          Page 3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 31,       Dec. 31,
                                                                                    2000           1999
                                                                                  --------       --------
ASSETS                                                                           (unaudited)     (see note)
Current assets:
  Cash and cash equivalents                                                       $    166       $    346
  Accounts receivable, less allowance for doubtful accounts of $553 and $634
    at March 31, 2000 and December 31, 1999, respectively                           22,005         21,777
  Other receivables                                                                    539          1,109
  Inventories                                                                       44,379         36,061
  Prepaid expenses                                                                   2,010          1,154
  Deferred income tax asset                                                          1,607            834
                                                                                  --------       --------
    Total current assets                                                            70,706         61,281
                                                                                  --------       --------
Property, plant and equipment, at cost, less accumulated depreciation                9,495          9,352
Other assets:
  Intangible assets, at cost, less accumulated amortization                          2,208          2,292
  Other assets                                                                           1              1
                                                                                  --------       --------
    Total other assets                                                               2,209          2,293
                                                                                  --------       --------
                                                                                  $ 82,410       $ 72,926
                                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                         $ 16,017       $  7,891
  Accrued expenses                                                                   2,684          1,879
  Current portion of long-term debt                                                    629            617
                                                                                  --------       --------
    Total current liabilities                                                       19,330         10,387
Revolving credit facility                                                           30,995         30,327
Long-term debt                                                                       5,107          5,269
Deferred income tax liability and other                                                894            850
Commitments and contingencies (See Note 7)
Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)                          --             --
  Common stock, no par value
    (20,000 shares authorized, 4,317 shares issued and outstanding
    as of March 31, 2000 and as of December 31, 1999)                                9,652          9,652
  Common stock subscribed                                                              317            317
  Unearned compensation                                                                 (1)           (12)
  Subscription receivable                                                             (465)          (465)
  Retained earnings                                                                 16,592         16,608
  Accumulated other comprehensive loss                                                 (11)            (7)
                                                                                  --------       --------
    Total shareholders' equity                                                      26,084         26,093
                                                                                  --------       --------
                                                                                  $ 82,410       $ 72,926
                                                                                  ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------

                                                    2000           1999
                                                  --------       --------

Sales                                             $ 36,667       $ 38,946
Cost of goods sold                                  29,880         32,198
                                                  --------       --------
       Gross profit                                  6,787          6,748


Selling, general and administrative expenses         5,980          5,293
                                                  --------       --------
       Income from operations                          807          1,455


Other income (expense):
    Interest income                                    115            131
    Interest expense                                  (630)          (517)
    Other, net                                          (8)             1
                                                  --------       --------
       Income before income taxes                      284          1,070


Income tax expense                                     127            392
                                                  --------       --------


Net income                                        $    157       $    678
                                                  ========       ========

Basic and diluted earnings per common share       $   0.04       $   0.16
                                                  ========       ========


Weighted average shares outstanding                  4,317          4,301
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             -----------------------

                                                                               2000           1999
                                                                             --------       --------

Cash flows from operating activities:
  Net income                                                                 $    157       $    679
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Non-cash charges to income                                                    (35)           234
    Changes in assets and liabilities:
       Receivables                                                                102           (895)
       Inventories                                                             (8,318)        (4,788)
       Prepaid expenses                                                          (856)          (194)
       Accounts payable, trade                                                  8,126          7,685
       Accrued expenses                                                           805            (76)
                                                                             --------       --------
         Net cash provided by (used in) operating activities                      (19)         2,645
                                                                             --------       --------

Net cash used in investing activities                                            (506)          (553)
                                                                             --------       --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                38,068         35,570
  Gross repayments on revolving credit facility                               (37,400)       (37,311)
  Principal payments on long-term debt                                           (150)          (138)
  Dividends to shareholders                                                      (173)          (164)
                                                                             --------       --------
         Net cash provided by (used in) financing activities                      345         (2,043)
                                                                             --------       --------

         Net (decrease) increase in cash and cash equivalents                    (180)            49

Cash and cash equivalents:
  Beginning of period                                                             346            183
                                                                             --------       --------
  End of period                                                              $    166       $    232
                                                                             ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

2.   INVENTORIES

         Inventories consisted of the following:

                    March 31,   December 31,
                       2000         1999
                     -------      -------

Finished goods       $42,894      $34,686
Raw materials          1,371        1,048
Work in process          114          327
                     -------      -------
                     $44,379      $36,061
                     =======      =======

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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


4.   EARNINGS AND DIVIDENDS PER COMMON SHARE

Although the Company had options outstanding during portions of the three months ended March 31, 2000 and 1999, they have an antidilutive effect on earnings per share for each period. As such, basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 are net income divided by the weighted average shares outstanding. The Company paid dividends of $.04 per share to all shareholders of record as of March 6, 2000 during the three months ended March 31, 2000.

                                                                       Form 10-Q
                                                                          Page 7

5.       COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The Company's comprehensive income for the three month periods ended March 31, 2000 and 1999 was $153 and $678, respectively. The following table reconciles net income to comprehensive income for the three month periods ended March 31, 2000 and 1999:

                                                                2000       1999
                                                               -----       ----
Net income                                                     $ 157       $678
Other comprehensive loss on available for sale securities         (4)        --
                                                               -----       ----
Comprehensive income                                           $ 153       $678
                                                               =====       ====

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

The accounting policies of the segments are the same as those described in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the quarter ended March 31, 2000 and 1999 (in millions):

---------------------------------------------------------------------------------------
                  2000              HS&A          MARINE       OTHER       TOTAL
---------------------------------------------------------------------------------------
Sales                              $ 29.4        $   6.9      $    .4     $ 36.7
Operating income (loss)                .7             .4          (.3)        .8
Identifiable segment assets          52.0           11.9          2.4       66.3
Capital expenditures                   .5             .0           .0         .5
Depreciation                           .3             .1           .0         .4
---------------------------------------------------------------------------------------


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
---------------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income before taxes for the quarter ended March 31 (in millions) is as follows:

--------------------------------------------------------------------------------
                                               2000                 1999
--------------------------------------------------------------------------------
Operating income                              $   .8               $   1.5
Interest income and other income, net             .1                    .1
Interest expense                                 (.6)                  (.5)
--------------------------------------------------------------------------------
Income before taxes                           $   .3               $   1.1
--------------------------------------------------------------------------------

A reconciliation of identifiable segment assets to total assets for the quarter ended March 31 (in millions) is as follows:

--------------------------------------------------------------------------------
                                                 2000                 1999
--------------------------------------------------------------------------------
Identifiable segment assets                   $  66.3               $  59.3
Other corporate assets                           16.1                  11.4
--------------------------------------------------------------------------------
      Total assets                            $  82.4               $  70.7
--------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                          Page 8

7.       CONTINGENCY

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended March 31, 2000 were $36.7 million, as compared to $38.9 million for the same period in 1999, a decrease of $2.2 million, or 5.9%. Included in these amounts were sales from the subsidiaries of $1.6 million and $414,000 for the three months ended March 31, 2000 and 1999, respectively. Subsidiary sales for the three months ended March 31, 2000 included sales from Archery Center International (ACI), which the Company purchased in October of 1999. Excluding ACI, our subsidiaries experienced a small decrease in sales in this quarter, which is seasonably slow for them.

Sales for the distribution business were effected in the first quarter of 2000 by a winter storm which had the affect of costing the Company four days of productivity. In addition, at the end of January, we converted our hunting and shooting sports products group to a new computer system. Operational and productivity issues related to the computer conversion contributed to the sales decline. Consequently, sales in our distribution business were down $3.5 million, or 9.0%, when compared to the first quarter of 1999.

Sales in the hunting and shooting sports products group were impacted the most by the above, and were down $3.6 million, or 15.0%. In addition to the storm and the computer conversion, the lack of Y2K related sales and special opportunity purchases impacted hunting and shooting sports sales in the quarter as compared to the previous year.

Camping, archery and outdoor accessories sales were down $149,000, or 1.9%, while our marine accessories showed continued growth of $279,000, or 4.2%, as compared to the first quarter of 1999. However, since the increase in gas prices nationwide, we have seen some softening of marine sales thus far in the second quarter.

Gross profit was $6.8 million (18.5% of sales) for the three months ended March 31, 2000, as compared to $6.7 million (17.3% of sales) for the same period in 1999, an increase of $39,000, or 0.6%. In the distribution business, gross margin as a percentage of sales increased 127 basis points as compared to the first quarter of 1999. This increase was the result of sales mix, with sales of marine accessories along with camping, archery and outdoor accessories being a higher percentage of total distribution sales. Typically, these areas generate a higher margin. Within the hunting and shooting sports products, an increase in the mix of higher margin categories contributed to the overall increase in distribution margins as a percentage of sales.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $6.0 million (16.3% of sales), as compared to $5.3 million (13.6% of sales) for the same period in 1999, an increase of $688,000, or 13.0%. Increased expenses were incurred when compared to 1999 as a result of ACI's operating expenses being included in 2000, as well as increased depreciation and operating expenses associated with the new computer system.

Interest expense was $630,000 (1.7% of sales) for the three months ended March 31, 2000, as compared to $517,000 (1.3% of sales) for the same period in 1999, an increase of $113,000, or 21.9%. The increase in interest expense was primarily a result of higher inventory levels in the first quarter compared to 1999.

                                                                       Form 10-Q
                                                                          Page 9


Income tax expense was $127,000 for the three months ended March 31, 2000, as compared to $392,000 for the same period in 1999, a decrease of $265,000, or 67.6%. The effective tax rate for the three months ended March 31, 2000 was 44.7%, as compared to 36.6% for the same period in 1999. The effective tax rate for the quarter ended March 31, 2000 was impacted by the affect of the deferred tax on the calculation.

Net income for the three months ended March 31, 2000 was $157,000 ($0.04 per basic and diluted share) as compared to $678,000 ($0.16 per basic and diluted share) for the three months ended March 31, 1999 as a result of the above noted factors.

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

Net cash used in operating activities was $19,000 for the three months ended March 31, 2000 as compared to net cash provided by operating activities of $2.6 million for the same period in 1999. Lower net income along with higher inventory levels in the first quarter of 2000 versus the first quarter of 1999 resulted in the decrease.

Net cash used in investing activities was $506,000 for the three months ended March 31, 2000 as compared to $553,000 for the same period in 1999. The net cash used was primarily for computer equipment and information systems upgrades.

Net cash provided by financing activities was $345,000 for the three months ended March 31, 2000 as compared to $2.0 million used in the same period in 1999. During the quarter ended March 31, 2000, the Company used its revolving credit facility to make principal payments on long-term debt and to pay dividends.

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

Principal maturities on the Company's industrial revenue bonds for the remainder of 2000 will be $467,000, and maturities for 2001 and 2002 will be $667,000 and $716,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $390,000 for the remainder of 2000, and $479,000 and $429,000 for 2001 and 2002, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 2000 and for the foreseeable future.

                                                                       Form 10-Q
                                                                         Page 10

YEAR 2000

The Company devoted resources throughout its business operations to minimize the risk of potential disruption from the Year 2000 ("Y2K") problem. In late 1996, the Company determined that its operating system would not be Y2K compliant and made a decision to purchase new operating software (purchasing, distribution, manufacturing, and financial) to run its business. In connection with this decision, new hardware was purchased that moved the Company from a mainframe to a client/server environment. The installation of the new system began in the third quarter of 1999 with the final conversion in January 2000. The Company had made the decision in the third quarter to remediate its existing systems to run its operations that would not be converted by January 1, 2000, and did so successfully.

The Company successfully transitioned into the year 2000 with no significant Y2K issues. All operating systems worked at the start of the new year, and no significant problems have been encountered with vendors or customers.
To date, the Company's operating systems are working with no Y2K issues.


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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($31.0 million at March 31, 2000 and $30.3 million at December 31, 1999). The Company does not currently use derivative financial instruments.

Approximately $5.7 million of the Company's debt at March 31, 2000 and $5.9 million at December 31, 1999 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $40.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 1.75% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At March 31, 2000, the interest rate was 7.66%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

                                                                       Form 10-Q
                                                                         Page 11


The Company's long-term debt has a fair value, based upon current interest rates, of approximately $36.1 million at March 31, 2000 and $37.0 million at December 31, 1999. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at March 31, 2000:

               Maturity Date           Fixed Rate Debt           Interest Rate
             -------------------------------------------------------------------
                    2000                 $    467,000                 7.5%
                    2001                      667,000                 7.5%
                    2002                      716,000                 7.5%
                    2003                      767,000                 7.5%
                    2004                      817,000                 7.5%
                 Thereafter                 2,302,000                 7.5%
             -------------------------------------------------------------------
                                         $  5,736,000                 7.5%

                                                                       Form 10-Q
                                                                         Page 12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27   Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

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

                              Ellett Brothers, Inc.



    Date: May 15, 2000
                              By:           /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                              By                /s/ George E. Loney
                                 -----------------------------------------------
                                                  George E. Loney
                                              Chief Financial Officer
                                    (principal financial and accounting officer)