Form 10-Q
period 2000-06-30
ELLETT BROTHERS INC
filed 2000-08-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2000
                                            -------------

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

As of July 31, 2000, 4,356,518 shares of no par value common stock of the registrant were outstanding.


                               Page 1 of 13 pages

                                                                       Form 10-Q
                                                                          Page 2

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                  JUNE 30, 2000

                                      INDEX


Part I.  Financial Information
                                                                            Page
                                                                            ----
Item 1.    Financial Statements

               Condensed consolidated balance sheets as of June 30,
               2000 and December 31, 1999                                      3

               Condensed consolidated statements of income for the
               three months and six months ended June 30, 2000 and
               1999                                                            4

               Condensed consolidated statements of cash flows for
               the six months ended June 30, 2000 and 1999                     5

               Notes to condensed consolidated financial statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         11



Part II. Other Information

Item 4.    Submission of matters to a vote of shareholders                    12

Item 6.    Exhibits and Reports on Form 8-K                                   12

                                                                       Form 10-Q
                                                                          Page 3

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              June 30,       Dec. 31,
                                                                                2000          1999
                                                                              -------        -------
                                                                            (unaudited)    (see note)

ASSETS
Current assets:
   Cash and cash equivalents                                                  $   149        $   346
   Accounts receivable, less allowance for doubtful accounts of $589 and
     $634 at June 30, 2000 and December 31, 1999, respectively                 22,961         21,777
   Other receivables                                                              750          1,109
   Inventories                                                                 47,480         36,061
   Prepaid expenses                                                             1,623          1,154
   Deferred income tax asset                                                    1,639            834
                                                                              -------        -------
     Total current assets                                                      74,602         61,281
                                                                              -------        -------

Property, plant and equipment, at cost, less accumulated depreciation           9,318          9,352

Other assets:
   Intangible assets, at cost, less accumulated amortization                    2,116          2,292
   Other assets                                                                     1              1
                                                                              -------        -------
     Total other assets                                                         2,117          2,293
                                                                              -------        -------
                                                                              $86,037        $72,926
                                                                              =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                    $12,516        $ 7,891
   Accrued expenses                                                             1,912          1,879
   Current portion of long-term debt                                              642            617
                                                                              -------        -------
     Total current liabilities                                                 15,070         10,387

Revolving credit facility                                                      39,518         30,327
Long-term debt                                                                  4,942          5,269
Deferred income tax liability and other                                           949            850

Commitments and contingencies (See Note 7)

Shareholders' equity:
   Preferred stock, no par value
     (5,000 shares authorized, no shares issued or outstanding)                    --             --
   Common stock, no par value
     (20,000 shares authorized, 4,317 shares issued and outstanding
     as of June 30, 2000 and December 31, 1999)                                 9,652          9,652
   Common stock subscribed                                                        317            317
   Unearned compensation                                                           --            (12)
   Subscription receivable                                                       (465)          (465)
   Retained earnings                                                           16,063         16,608
   Accumulated other comprehensive loss                                            (9)            (7)
                                                                              -------        -------
     Total shareholders' equity                                                25,558         26,093
                                                                              -------        -------
                                                                              $86,037        $72,926
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

                                                                       Form 10-Q
                                                                          Page 4

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                        ----------------------        ----------------------
                                                          2000           1999           2000          1999
                                                        -------        -------        -------        -------

Sales                                                   $36,062        $38,319        $72,729        $77,265
Cost of goods sold                                       29,573         31,469         59,453         63,667
                                                        -------        -------        -------        -------
    Gross profit                                          6,489          6,850         13,276         13,598

Selling, general and administrative expenses              6,252          5,271         12,232         10,564
                                                        -------        -------        -------        -------
Income  from operations                                     237          1,579          1,044          3,034

Other income (expense):
    Interest income                                          93            114            207            245
    Interest expense                                       (867)          (619)        (1,499)        (1,136)
    Other, net                                               (7)             1            (13)             2
                                                        -------        -------        -------        -------
Income (loss) before income taxes                          (544)         1,075           (261)         2,145

Income tax expense (benefit)                               (188)           388            (61)           780
                                                        -------        -------        -------        -------

Net income (loss)                                       $  (356)       $   687        $  (200)       $ 1,365
                                                        =======        =======        =======        =======

Basic and diluted earnings (loss) per common share      $ (0.08)       $  0.16        $ (0.05)       $  0.32
                                                        =======        =======        =======        =======

Weighted average shares outstanding                       4,317          4,317          4,317          4,309
                                                        =======        =======        =======        =======

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

                                                                       Form 10-Q
                                                                          Page 5

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                             Six Months Ended
                                                                                 June 30,

                                                                            2000           1999
                                                                          --------       --------

Cash flows from operating activities:
  Net income (loss)                                                       $   (200)      $  1,365
  Adjustments to reconcile net income (loss) to net cash (used in)
     operating activities:
     Non-cash charges to income                                                765            657
       Changes in assets and liabilities:
         Receivables                                                        (1,309)        (1,933)
         Inventories                                                       (11,419)       (10,301)
         Prepaid expenses                                                     (469)        (1,276)
         Accounts payable, trade                                             4,625          3,737
         Accrued expenses                                                       33            158
                                                                          --------       --------
           Net cash used in operating activities                            (7,974)        (7,593)
                                                                          --------       --------

Net cash used in investing activities, property, plant and equipment          (767)        (1,004)
                                                                          --------       --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                             82,476         85,261
  Gross repayments on revolving credit facility                            (73,285)       (76,013)
  Principal payments on long-term debt                                        (302)          (275)
  Dividends to shareholders                                                   (345)          (338)
                                                                          --------       --------
           Net cash provided by financing activities                         8,544          8,635
                                                                          --------       --------

           Net (decrease) increase in cash and cash equivalents               (197)            38

Cash and cash equivalents:
  Beginning of period                                                          346            183
                                                                          --------       --------
  End of period                                                           $    149       $    221
                                                                          ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000
                      (in thousands, except per share data)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

2.   INVENTORIES

         Inventories consisted of the following:

                                             June 30,        December 31,
                                               2000              1999
                                             --------         ----------

                     Finished goods          $45,467            $34,686
                     Raw materials             1,442              1,048
                     Work in process             571                327
                                             -------            -------
                                             $47,480            $36,061
                                             =======            =======

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, as deferred by SFAS No. 137. The Company has not adopted SFAS No. 133; however, management anticipates that SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows due to the Company's limited use of derivative instruments.

4.   EARNINGS AND DIVIDENDS PER COMMON SHARE

Although the Company had options outstanding during the year ended December 31, 1999 and the six month period ended June 30, 2000, they have an antidilutive effect on earnings per share. As such, basic and diluted earnings per share for the quarters and six months ended June 30, 2000 and 1999, and the year ended December 31, 1999 is computed as net income divided by the weighted average shares outstanding. The Company paid dividends of $0.04 per share to all shareholders of record as of March 6 and June 12, 2000 during the six months ended June 30, 2000.

                                                                       Form 10-Q
                                                                          Page 7

5.   COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The Company's comprehensive income (loss) for the six month periods ended June 30, 2000 and 1999 was $(202) and $1,347, respectively. The following table reconciles net income to comprehensive income for the six month periods ended June 30, 2000 and 1999:

                                                      2000         1999
                                                   ---------    ---------
       Net income (loss)                             $(200)      $1,365
       Other comprehensive loss on available
          for sale securities                           (2)         (18)
                                                   ---------    ---------
       Comprehensive income (loss)                   $(202)      $1,347
                                                   =========    =========

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

The following table presents information about reported segments for the three months ended June 30, 2000 and 1999 (in millions):

---------------------------------------------------------------------------------------------------------------------
                  2000                           HS&A              MARINE             OTHER              TOTAL
---------------------------------------------------------------------------------------------------------------------
Sales                                           $ 25.7             $  9.8             $   .5            $ 36.0
Operating income (loss)                            (.3)                .8                (.3)               .2
Identifiable segment assets                       57.3                9.7                3.4              70.4
Capital expenditures                                .3                 .0                 .0                .3
Depreciation                                        .3                 .0                 .1                .4
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
                  1999                           HS&A              MARINE             OTHER              TOTAL
---------------------------------------------------------------------------------------------------------------------
Sales                                           $ 28.2             $  9.7              $  .4            $ 38.3
Operating income (loss)                             .9                 .9                (.2)              1.6
Identifiable segment assets                       45.1                8.5                3.2              56.8
Capital expenditures                                .5                 .0                 .0                .5
Depreciation                                        .1                 .1                 .0                .2
---------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income
(loss) before taxes for the three months ended June 30 (in millions) is as follows:

--------------------------------------------------------------------------------------------------------
                                                                     2000                   1999
--------------------------------------------------------------------------------------------------------
Operating income                                                    $   .2                  $  1.6
Interest income and other income, net                                   .1                      .1
Interest expense                                                       (.8)                    (.6)
--------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                          $  (.5)                 $  1.1
--------------------------------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                          Page 8

The following table presents information about reported segments for the six months ended June 30, 2000 and 1999 (in millions):

---------------------------------------------------------------------------------------------------------------------
                  2000                           HS&A              MARINE             OTHER              TOTAL
---------------------------------------------------------------------------------------------------------------------
Sales                                           $ 55.1             $ 16.7             $   .9            $ 72.7
Operating income (loss)                             .4                1.2                (.6)              1.0
Identifiable segment assets                       57.3                9.7                3.4              70.4
Capital expenditures                                .8                 .0                 .0                .8
Depreciation                                        .6                 .1                 .1                .8
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                  1999                           HS&A              MARINE             OTHER              TOTAL
---------------------------------------------------------------------------------------------------------------------
Sales                                           $ 60.2             $ 16.2             $   .9            $ 77.3
Operating income (loss)                            2.2                1.3                (.5)              3.0
Identifiable segment assets                       45.1                8.5                3.2              56.8
Capital expenditures                               1.0                 .0                 .0               1.0
Depreciation                                        .3                 .1                 .0                .4
---------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income
(loss) before taxes for the six months ended June 30 (in millions) is as follows:

----------------------------------------------------------------------------------------------------------
                                                                     2000                   1999
----------------------------------------------------------------------------------------------------------
Operating income                                                  $    1.0                 $   3.0
Interest income and other income, net                                   .2                      .2
Interest expense                                                      (1.5)                   (1.1)
----------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                        $    (.3)                $   2.1
----------------------------------------------------------------------------------------------------------

A reconciliation of identifiable segment assets to total assets as of June 30 (in millions) is as follows:

----------------------------------------------------------------------------------------------------------
                                                                     2000                   1999
----------------------------------------------------------------------------------------------------------
Identifiable segment assets                                        $  70.4                  $  56.8
Other corporate assets                                                15.6                     21.6
----------------------------------------------------------------------------------------------------------
      Total assets                                                 $  86.0                  $  78.4
----------------------------------------------------------------------------------------------------------

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

                                                                       Form 10-Q
                                                                          Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the condensed consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended June 30, 2000 were $36.1 million, as compared to $38.3 million for the same period in 1999, a decrease of $2.2 million, or 5.9%. Sales for the six months ended June 30, 2000 were $72.7 million, as compared to $77.3 million for the same period in 1999, a decrease of $4.6 million, or 5.9%. Included in these amounts were sales from the subsidiaries of $1.9 million and $3.6 million for the three and six months ended June 30, 2000, respectively. Subsidiary sales now include Archery Center International (ACI) which was acquired in the fourth quarter of 1999.

Sales in our distribution business decreased 10.0% for the quarter and 9.5% for the six months when compared to the same periods in 1999. Hunting and shooting sports products were impacted by the lack of Y2K sales that occurred in the first and second quarters of 1999 and special purchases not available in the market in the second quarter of 2000. Hunting and shooting sports products were down 15.4% for the second quarter and 15.2% for the six months compared to 1999. Sales of marine accessory products declined 2.2% for the quarter, but increased 0.4% for the six month period, as higher fuel prices were detrimental to the marine industry in the second quarter. Camping, archery and outdoor accessories were down 5.5% for the quarter and 3.6% for the six months as compared to 1999. Excluding ACI, which was acquired in the fourth quarter of 1999, sales from the subsidiaries increased 37.7% for the second quarter and 12.2% for the six months as compared to 1999.

Gross profit was $6.5 million (18.0% of sales) for the three months ended June 30, 2000, as compared to $6.9 million (17.9% of sales) for the same period in 1999, a decrease of approximately $400,000. Gross profit for the six months ended June 30, 2000 was $13.3 million (18.3% of sales), as compared to $13.6 million (17.6% of sales) for the same period in 1999, a decrease of approximately $300,000. Even with the sales decrease, our gross margin as a percent of sales increased 0.12% in the second quarter and 0.66% for the six months, as compared to 1999. This increase was driven by the changing mix of products, as hunting and shooting sports products declined as a percentage of sales, while our subsidiaries increased as a percentage of total sales.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 were $6.3 million (17.3% of sales), as compared to $5.3 million (13.8% of sales) for the same period in 1999, an increase of $1.0 million, or 18.6%. SG&A expenses for the six months ended June 30, 2000 were $12.2 million (16.8% of sales), as compared to $10.6 million (13.7% of sales) for the same period in 1999, an increase of $1.6 million, or 15.8%. SG&A expenses have increased over 1999 both for the quarter and six months primarily due to increased depreciation and operating expenses associated with the new computer system in 2000, as well as from the addition of ACI.

Interest expense was $867,000 (2.4% of sales) for the three months ended June 30, 2000, as compared to $619,000 (1.6% of sales) for the same period in 1999, an increase of $248,000, or 40.0%. Interest expense for the six months ended June 30, 2000 was $1.5 million (2.1% of sales), as compared to $1.1 million (1.5% of sales) for the same period in 1999, an increase of approximately $400,000, or 31.9%. Interest expense increased for the second quarter and six months over 1999 as a result of higher inventory levels as compared to 1999 and increased borrowing rates. Inventory increased in the first part of the year during our computer conversion as a precautionary measure and when the unexpected softening in the market occurred, the Company was in an overstock situation. Accordingly, the Company has taken steps to reduce the inventory levels and is already experiencing some results from this effort.

An income tax benefit of $188,000 was recorded for the three months ended June 30, 2000, as compared to an income tax expense of $388,000 for the same period in 1999. The income tax benefit was $61,000 for the six months ended June 30, 2000, as compared to an income tax expense of $780,000 for the same period in 1999. The effective tax rate for the three months ended June 30, 2000 was a tax benefit of 34.6%, as compared to a tax expense of 36.1% for the same period in 1999. The effective tax rate for the six months ended June 30, 2000 was a tax benefit of 23.4%, as compared to a tax expense of 36.3% for the same period in 1999.

                                                                       Form 10-Q
                                                                         Page 10

Net loss for the three months ended June 30, 2000 was $356,000 (1.0% of sales), as compared to a net income of $687,000 (1.8% of sales), for the same period in 1999. Net loss for the six months ended June 30, 2000 was $200,000 (0.3% of sales), as compared to a net income of $1.4 million (1.8% of sales) for the same period in 1999.


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

Net cash used in operating activities was $8.0 million for the six months ended June 30, 2000, as compared to net cash used in operating activities of $7.6 million in 1999. The net cash used in 2000 was due primarily to an increase in inventory partially offset by an increase in accounts payable.

Net cash used in investing activities was $767,000 for the six months ended June 30, 2000, as compared to $1.0 million for the same period in 1999. The net cash used in 2000 was primarily for computer equipment and information systems upgrades.

Net cash provided by financing activities was $8.5 million for the six months ended June 30, 2000, as compared to $8.6 million for the same period in 1999. During the six months ended June 30, 200, the Company's net borrowings were $9.2 million as compared to $9.2 million during the same period in 1999.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 2000 will be $317,000, and maturities for 2001 and 2002 will be $667,000 and $716,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $255,000 for the remainder of 2000, and $479,000 and $429,000 for 2001 and
2002, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 2000 and the foreseeable future.

                                                                       Form 10-Q
                                                                         Page 11

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($39.5 million at June 30, 2000 and $30.3 million at December 31, 1999). The Company does not currently use derivative financial instruments.

Approximately $5.6 million of the Company's debt at June 30, 2000 and $5.9 million at December 31, 1999 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $45.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 1.75% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At June 30, 2000, the interest rate was 8.39%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $44.2 million at June 30, 2000 and $37.0 million at December 31, 1999. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at June 30, 2000:

    Maturity Date               Fixed Rate Debt              Interest Rate
------------------------ --------------------------- --------------------------
         2000                     $    317,000                    7.5%
         2001                          667,000                    7.5%
         2002                          716,000                    7.5%
         2003                          767,000                    7.5%
      Thereafter                     3,117,000                    7.5%
------------------------ --------------------------- --------------------------
                                  $  5,574,000                    7.5%

                                                                       Form 10-Q
                                                                         Page 12

PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of shareholders

         On May 17, 2000, the Company held its annual meeting of shareholders for the purpose of electing six members to the Board of Directors and to ratify the appointment of the Company's independent auditors. At such meeting, Robert
D. Gorham, Jr., E. Wayne Gibson, Joseph F. Murray, Jr., William H. Batchelor, Charles V. Ricks and William H. Stanley were nominated and re-elected as directors of the Company. Each nominee received the vote of a majority of the shares represented and entitled to vote at the meeting. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved by the majority of the shares represented and entitled to a vote at the meeting.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.  Financial Data Schedule (for SEC only)

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

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

                              ELLETT BROTHERS, INC.



Date: August 14, 2000
                              By:         /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                            Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                              By             /s/ George E. Loney
                                ------------------------------------------------
                                               George E. Loney
                                           Chief Financial Officer
                                 (principal financial and accounting officer)