Form 10-Q
period 2000-09-30
ELLETT BROTHERS INC
filed 2000-11-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

Yes [X] No [ ]

As of October 31, 2000, 4,337,818 shares of no par value common stock of the registrant were outstanding.


                               Page 1 of 13 pages

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2000

                                      INDEX


Part I.  Financial Information
                                                                                                            Page
                                                                                                            ----
Item 1.  Financial Statements

             Condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999             3

             Condensed consolidated statements of income for the three months and nine months ended
             September 30, 2000 and 1999                                                                      4

             Condensed consolidated statements of cash flows for the nine months ended September 30,
             2000 and 1999                                                                                    5

             Notes to condensed consolidated financial statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          11


Part II. Other Information
                                                                                                            Page
                                                                                                            ----
Item 6.  Exhibits and Reports on Form 8-K                                                                    12

                                                                       Form 10-Q
                                                                          Page 3



PART I.    FINANCIAL INFORMATION

Item I.    Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       September 30,      Dec. 31,
                                                                                           2000             1999
                                                                                         --------         --------
ASSETS                                                                                  (unaudited)      (see note)

Current assets:
 Cash and cash equivalents                                                               $    302         $    346
 Trade accounts receivable, less allowance for doubtful accounts of $570 and $634
   at September 30, 2000 and December 31, 1999, respectively                               28,220           21,777
 Other receivables                                                                            568            1,109
 Inventories                                                                               42,842           36,061
 Prepaid expenses                                                                           2,040            1,154
 Deferred income tax asset                                                                  1,744              834
                                                                                         --------         --------
     Total current assets                                                                  75,716           61,281
                                                                                         --------         --------

Property, plant and equipment, at cost, less accumulated depreciation                       9,091            9,352

Other assets:
 Intangible assets, at cost, less accumulated amortization                                  2,024            2,292
 Other assets                                                                                   1                1
                                                                                         --------         --------
     Total other assets                                                                     2,025            2,293
                                                                                         --------         --------

                                                                                         $ 86,832         $ 72,926
                                                                                         ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable, trade                                                                 $ 12,717         $  7,891
 Accrued expenses                                                                           2,285            1,879
 Current portion of long-term debt                                                            654              617
                                                                                         --------         --------
     Total current liabilities                                                             15,656           10,387
                                                                                         --------         --------

Revolving credit facility                                                                  40,096           30,327
Long-term debt                                                                              4,761            5,269
Deferred income tax liability and other                                                       947              850

Commitments and contingencies (See Note 7)

Shareholders' equity:
 Preferred stock, no par value
  (5,000 shares authorized, no shares issued or outstanding)                                   --               --
 Common stock, no par value
  (20,000 shares authorized, 4,338 and 4,317 shares issued and outstanding
  as of September 30, 2000 and December 31, 1999, respectively)                             9,872            9,652
 Common stock subscribed                                                                       42              317
 Unearned compensation                                                                         --              (12)
 Subscription receivable                                                                     (465)            (465)
 Retained earnings                                                                         15,918           16,608
 Accumulated other comprehensive income (loss)                                                  5               (7)
                                                                                         --------         --------
     Total shareholders' equity                                                            25,372           26,093
                                                                                         --------         --------

                                                                                         $ 86,832         $ 72,926
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

                                                                       Form 10-Q
                                                                          Page 4


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                          ---------------------------         ---------------------------

                                                             2000             1999               2000             1999
                                                          ---------         ---------         ---------         ---------
Sales                                                     $  44,509         $  45,931         $ 117,238         $ 123,196
Cost of goods sold                                           36,836            37,503            96,289           101,170
                                                          ---------         ---------         ---------         ---------
   Gross profit                                               7,673             8,428            20,949            22,026

Selling, general and administrative expenses                  6,765             5,817            18,997            16,381
                                                          ---------         ---------         ---------         ---------
   Income from operations                                       908             2,611             1,952             5,645

Other income (expense):
   Interest income                                              118               135               324               380
   Interest expense                                            (955)             (720)           (2,453)           (1,856)
   Other, net                                                    (8)               (2)              (21)               --
                                                          ---------         ---------         ---------         ---------
Income (loss) before income taxes                                63             2,024              (198)            4,169


Income tax expense (benefit)                                     34               722               (28)            1,502
                                                          ---------         ---------         ---------         ---------

Net income (loss)                                         $      29         $   1,302         $    (170)        $   2,667
                                                          =========         =========         =========         =========

Basic and diluted earnings (loss) per common share        $    0.01         $    0.30         $   (0.04)        $    0.62
                                                          =========         =========         =========         =========

Weighted average shares outstanding                           4,344             4,317             4,326             4,311
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ---------------------------

                                                                                       2000              1999
                                                                                    ---------         ---------

Cash flows from operating activities:
    Net income (loss)                                                               $    (170)        $   2,667
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Non-cash charges to income                                                       1,475             1,235
          Changes in assets and liabilities:
              Receivables                                                              (6,665)           (8,046)
              Inventories                                                              (6,781)           (9,377)
              Prepaid expenses                                                           (886)           (1,132)
              Accounts payable, trade                                                   4,826             2,849
              Accrued expenses                                                            406               552
                                                                                    ---------         ---------
                 Net cash used in operating activities                                 (7,795)          (11,252)
                                                                                    ---------         ---------

Net cash used in investing activities, property, plant and equipment                     (986)           (1,717)

Cash flows from financing activities:
    Gross borrowings on revolving credit facility                                     123,452           131,187
    Gross repayments on revolving credit facility                                    (113,683)         (117,110)
    Principal payments on long-term debt                                                 (471)             (481)
    Subscription receivable and other                                                      14               (42)
    Common stock repurchase                                                               (55)               --
    Dividends to shareholders                                                            (520)             (512)
                                                                                    ---------         ---------
                 Net cash provided by financing activities                              8,737            13,042
                                                                                    ---------         ---------

                 Net (decrease) increase in cash and cash equivalents                     (44)               73

Cash and cash equivalents:
    Beginning of period                                                                   346               183
                                                                                    ---------         ---------
    End of period                                                                   $     302         $     256
                                                                                    =========         =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000
                      (in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

2.   INVENTORIES

     Inventories consisted of the following:

                     September 30,   December 31,
                         2000           1999
                       -------        -------

Finished goods         $41,524        $34,686
Raw materials              781          1,048
Work in process            537            327
                       -------        -------
                       $42,842        $36,061
                       =======        =======

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not adopted SFAS No. 133; however, management anticipates that SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows due to the Company's limited use of derivative instruments.

4.   EARNINGS AND DIVIDENDS PER COMMON SHARE

Although the Company had options outstanding during the year ended December 31, 1999 and the nine month period ended September 30, 2000, they have an antidilutive effect on earnings per share. As such, basic and diluted earnings
(loss) per share for the quarters and nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999 is computed as net income (loss) divided by the weighted average shares outstanding. The Company paid dividends of $0.04 per share to all shareholders of record as of March 6, June 12, and September 12, 2000 during the nine months ended September 30, 2000.

5.   COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. The following table reconciles net income to comprehensive income for the three and nine month periods ended September 30, 2000 and 1999:

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                           2000           1999            2000            1999
                                                                          -------        -------        -------         -------
Net income (loss)                                                         $    29        $ 1,302        $  (170)        $ 2,667
Other comprehensive income (loss) on available for sale securities             14              1             12             (17)
                                                                          -------        -------        -------         -------
Comprehensive income (loss)                                               $    43        $ 1,303        $  (158)        $ 2,650
                                                                          =======        =======        =======         =======

                                                                       Form 10-Q
                                                                          Page 7


6.   BUSINESS SEGMENT INFORMATION

The Company's reportable segments are business units that offer different products and have separate management teams and infrastructures. The business units have been aggregated into two reportable segments. These segments are:
Hunting, Shooting, Camping, Archery & Outdoor Products ("HS&A") and Marine Products. The "Other" segment includes the Company's operations of Vintage Editions and Evans Sports. The operations of Archery Center International (ACI), which was purchased in the fourth quarter of 1999, are included in HS&A.

The accounting policies of the segments are the same as those described in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the three months ended September 30, 2000 and 1999 (in millions):

                  2000             HS&A        MARINE      OTHER        TOTAL
--------------------------------------------------------------------------------
Sales                             $ 35.8       $  6.5      $  2.2      $ 44.5
Operating income                      .5           .2          .2          .9
Capital expenditures                  .2          -           -            .2
Depreciation                          .4          -           -            .4


                  1999             HS&A        MARINE      OTHER        TOTAL
--------------------------------------------------------------------------------
Sales                             $ 36.1       $  6.7      $  3.1      $ 45.9
Operating income                     1.6           .6          .4         2.6
Capital expenditures                  .7          -           -            .7
Depreciation                          .1          -            .1          .2

A reconciliation of total segment operating income to total consolidated income before taxes for the three months ended September 30 (in millions) is as follows:

                                                2000              1999
--------------------------------------------------------------------------------
Operating income                               $   .9             $  2.6
Interest income and other income, net              .1                 .1
Interest expense                                  (.9)               (.7)
--------------------------------------------------------------------------------
Income before taxes                            $   .1             $  2.0

The following table presents information about reported segments for the nine months ended September 30, 2000 and 1999 (in millions):

                  2000             HS&A        MARINE      OTHER        TOTAL
--------------------------------------------------------------------------------
Sales                              $ 90.9      $ 23.2      $  3.1       $117.2
Operating income (loss)                .9         1.4         (.4)         1.9
Identifiable segment assets          60.8         6.7         3.4         70.9
Capital expenditures                  1.0         -           -            1.0
Depreciation                          1.0          .1          .1          1.2


                  2000             HS&A        MARINE      OTHER        TOTAL
--------------------------------------------------------------------------------
Sales                              $ 96.3      $ 22.9      $  4.0       $123.2
Operating income (loss)               3.8         1.9         (.1)         5.6
Identifiable segment assets          59.1         7.5         3.6         70.2
Capital expenditures                  1.7         -           -            1.7
Depreciation                           .4          .1          .1           .6

A reconciliation of total segment operating income to total consolidated income before taxes for the nine months ended September 30 (in millions) is as follows:

                                              2000                1999
--------------------------------------------------------------------------------
Operating income                             $  1.9               $  5.6
Interest income and other income, net            .3                   .4
Interest expense                               (2.4)                (1.8)
--------------------------------------------------------------------------------
Income (loss) before taxes                   $  (.2)              $  4.2

                                                                       Form 10-Q
                                                                          Page 8


A reconciliation of identifiable segment assets to total assets as of September 30 (in millions) is as follows:

                                               2000               1999
--------------------------------------------------------------------------------
Identifiable segment assets                  $  70.9             $  70.2
Other corporate assets                          15.9                13.5
--------------------------------------------------------------------------------
      Total assets                            $ 86.8              $ 83.7

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

8.   SUBSEQUENT EVENT

The Company announced on November 6, 2000 that it has received an offer from a group of controlling stockholders to acquire the Company through a cash merger at $2.75 per share. The stockholder group currently owns approximately 64.1% of the outstanding shares of the Company and intends to retain all of its shares.

The offer to acquire the Company came during a regularly scheduled meeting of the Company's Board of Directors. The Board appointed a special committee of outside directors to consider the offer.

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

Sales for the three months ended September 30, 2000 were $44.5 million, as compared to $45.9 million for the same period in 1999, a decrease of $1.4 million, or 3.1%. Sales for the nine months ended September 30, 2000 were $117.2 million, as compared to $123.2 million for the same period in 1999, a decrease of $6.0 million, or 4.9%. Included in these amounts were sales from all of the subsidiaries of $6.5 million and $10.1 million for the three and nine months ended September 30, 2000, respectively, and $3.2 million and $4.0 million for the three and nine months ended September 30, 1999, respectively. Subsidiary sales now include ACI, which was purchased in the fourth quarter of 1999. Excluding ACI, subsidiary sales decreased 33.4% for the third quarter and 23.7% for the nine months as compared to 1999.

Third quarter sales did not show any improvement from the second quarter in our distribution business. The overall soft market resulted in dealers being cautious in their purchases in the quarter, as shown by a decrease in average order size of almost 25% during the quarter. After a strong third quarter in 1999, our distribution business decreased 11.2% in the three months ended September 30, 2000, as compared to the same period in 1999. Our hunting and shooting sports products sales had a 18.3% decrease compared to 1999, while our camping, archery and outdoor accessories products sales experienced a 0.2% increase over 1999. Marine products had a 3.9% decrease, as compared to 1999.

Gross profit was $7.7 million (17.2% of sales) for the three months ended September 30, 2000. This compares to $8.4 million (18.4% of sales) for the same period in 1999, a decrease of $755,000. Gross profit for the nine months ended September 30, 2000 was $20.9 million (17.9% of sales), as compared to $22.0 million (17.9% of sales) for the same period in 1999, a decrease of $1.1 million. Our gross margins as a percent of sales decreased 1.2% for the third quarter, while our margin percentage year-to-date was basically equal to the same period in 1999. Margins for the quarter were affected in all areas of our distribution operations due to the mix of products.

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2000 were $6.8 million (15.2% of sales), as compared to $5.8 million (12.7% of sales) for the same period in 1999, an increase of $948,000, or 16.3%. SG&A expenses for the nine months ended September 30, 2000 were $19.0 million (16.2% of sales), as compared to $16.4 million (13.3% of sales) for the same period in 1999, an increase of $2.6 million, or 15.9%. SG&A expenses have increased over 1999 both for the quarter and for the nine months, primarily due to increased depreciation and operating expenses associated with the new computer system in 2000, as well as the addition of ACI, which was purchased in the fourth quarter of 1999.

Interest expense was $955,000 (2.1% of sales) for the three months ended September 30, 2000, as compared to $720,000 (1.6% of sales) for the same period in 1999, an increase of $235,000, or 32.6%. Interest expense for the nine months ended September 30, 2000 was $2.5 million (2.1% of sales), as compared to $1.9 million (1.5% of sales) for the same period in 1999, an increase of $597,000, or 32.2%. Interest expense was up for the third quarter, primarily due to higher interest rates. For the nine months, borrowings to support higher inventory levels in the early part of the year during our computer conversion increased interest expense. With the unexpected softening in the market, it took longer to balance our inventory levels where they should be and achieved our desired results during the third quarter from this effort.

Income tax expense for the three months ended September 30, 2000 was $34,000, as compared to $722,000 for the same period in 1999. An income tax benefit of $28,000 was recorded for the nine months ended September 30, 2000, as compared to income tax expense of $1.5 million for the same period in 1999.

Net income for the three months ended September 30, 2000 was $29,000 (0.1% of sales), or $0.01 per share, as compared to a net income of $1.3 million (2.8% of sales), or $0.30 per share, for the same period in 1999. Net loss for the nine months ended September 30, 2000 was $170,000 (0.2% of sales), or ($0.04) per share, as compared to a net income of $2.7 million (2.2% of sales), or $0.62 per share for the same period in 1999.

                                                                       Form 10-Q
                                                                         Page 10


SUBSEQUENT EVENT

The Company announced on November 6, 2000 that it has received an offer from a group of controlling stockholders to acquire the Company through a cash merger at $2.75 per share. The stockholder group currently owns approximately 64.1% of the outstanding shares of the Company and intends to retain all of its shares.

The offer to acquire the Company came during a regularly scheduled meeting of the Company's Board of Directors. The Board appointed a special committee of outside directors to consider the offer.

SEASONALITY AND QUARTERLY INFORMATION

Historically, the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of all subsidiaries are very seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses generated in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash from operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

During the nine months ended September 30, 2000, net cash used in operating activities was $7.8 million, as compared to $11.3 million for the same period in 1999. The net cash used in 2000 over the cash generated from operations was for increases in inventory and accounts receivable, offset by an increase in accounts payable.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2000, as compared to $1.7 million for the same period in 1999. The net cash used in 2000 was primarily for computer equipment and software.

Net cash provided by financing activities was $8.7 million for the nine months ended September 30, 2000, as compared to $13.0 million for the same period in 1999. During the nine months ended September 30, 2000, the Company's net borrowings were $9.7 million as compared to $14.1 million during the same period in 1999.

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

Working capital requirements are also seasonal for all the subsidiaries. Inventories increase during the first half of the year to accommodate the sales expected in the third and fourth quarters. Accounts receivable decline to their lowest point in the second quarter just before the sales increase in the second half of the year.

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 2000 will be $163,000, and maturities for 2001 and 2002 will be $667,000 and $716,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $124,000 for the remainder of 2000, and $479,000 and $429,000 for 2001 and
2002, respectively.

Management believes that cash generated from operations and available under the Company's revolving credit facility will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions for the remainder of 2000 and the foreseeable future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($40.1 million at September 30, 2000 and $30.3 million at December 31, 1999). The Company does not currently use derivative financial instruments.

Approximately $5.4 million of the Company's debt at September 30, 2000 and $5.9 million at December 31, 1999 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a variable rate revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $45.0 million. The term of the Facility expires on September 30, 2001. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At September 30, 2000, the interest rate was 8.63%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $46.0 million at September 30, 2000 and $37.0 million at December 31, 1999. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at September 30, 2000:

Maturity Date             Fixed Rate Debt             Interest Rate
-----------------------------------------------------------------------------
     2000                   $    163,000                   7.5%
     2001                        667,000                   7.5%
     2002                        716,000                   7.5%
     2003                        767,000                   7.5%
-----------------------------------------------------------------------------
  Thereafter                   3,102,000                   7.5%
-----------------------------------------------------------------------------
                            $  5,415,000                   7.5%

                                                                       Form 10-Q
                                                                         Page 12


PART II.          OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

         27  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

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

                           Ellett Brothers, Inc.



Date: November 14, 2000
                             By:            /s/ Joseph F. Murray, Jr.
                                ------------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                             By:               /s/ George E. Loney
                                ------------------------------------------------
                                                 George E. Loney
                                             Chief Financial Officer
                                   (principal financial and accounting officer)