Form 10-Q/A
period 2000-09-30
ELLETT BROTHERS INC
filed 2000-11-17
CIK 902055

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

Yes [X] No [ ]

As of July 31, 1999, 4,082,968 shares of no par value common stock of the registrant were outstanding.


                                Page 1 of 2 pages

                                                                       Form 10-Q
                                                                          Page 2



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                           ELLETT BROTHERS, INC.



 Date: November 16, 2000
                              By:           /s/ Joseph F. Murray, Jr.
                                 -----------------------------------------------
                                              Joseph F. Murray, Jr.
                                 President, Chief Executive Officer and Director




                              By                /s/ George E. Loney
                                 -----------------------------------------------
                                                 George E. Loney
                                             Chief Financial Officer
                                   (principal financial and accounting officer)