Form 10-K405
period 2000-12-31
ELLETT BROTHERS INC
filed 2001-04-12
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission File Number 0-21632

                              ELLETT BROTHERS, INC.
             (Exact name of Registrant as specified in its charter)

     SOUTH CAROLINA                                       57-0957069
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification Number)


     267 COLUMBIA AVENUE, CHAPIN, SOUTH CAROLINA          29036
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (803) 345-3751

           Securities registered pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                           COMMON STOCK (NO PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001 there were 4,082,968 shares of common stock of the Registrant outstanding, and the aggregate market value of the shares of common stock held by nonaffiliated shareholders (based upon the closing price for the stock on the NASDAQ SmallCap Market on February 28, 2001 was $9,186,678).

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in PART I, Item 1 (Business) and in PART II,
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to lawsuits; the Company's ability to obtain liability insurance coverage for firearms related claims; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

                                   BACKGROUND

GENERAL

Ellett Brothers, Inc. and subsidiaries (the "Company") is a nationwide marketer and supplier of natural outdoor sporting goods products. The Company markets and distributes a broad line of products and accessories for hunting and shooting sports, marine, camping, archery, and other related outdoor activities. The Company's product line, which contains over 60,000 stock-keeping units (SKU's), includes firearms, ammunition, marine electronics, small marine engine replacement parts, electric trolling motors, binoculars, cutlery, archery equipment, leather goods, flashlights, tents, lanterns, sportsmen's gifts, camping accessories, decorative boxes, licensed nostalgia items, and a variety of other natural outdoor sporting goods products. During fiscal years 2000, 1999, and 1998, revenues from sales of firearms and ammunition comprised approximately 46.9%, 52.6%, and 50.7%, respectively, of the Company's revenues. The Company features such recognized brand names as Remington, Ruger, Winchester, Daisy, Rocky Shoes and Boots, LaCrosse, Motorguide, Coleman, Rubbermaid, Leupold, Easton, Simmons, Federal, and Eureka. The Company's mailing address is 267 Columbia Avenue, Chapin, South Carolina, 29036, and its telephone number is (803) 345-3751.

In late 1988, the Company began broadening its product line from primarily hunting and shooting goods to include marine accessories. The Company's marine accessories business has proven to be a natural extension of Ellett Brothers' ("Ellett") traditional sporting goods business with sales increasing from $2.6 million in 1989 to $26.3 million in 2000. In 1994, Ellett formed a new sales group to specifically target archery retailers. The archery group has shown continued growth since its inception, reaching $9.7 million in sales in 2000.

During 1995, Ellett implemented its acquisition strategy of acquiring assets of entities with products that complement Ellett's existing product lines as well as opening the possibility of new markets or channels of distribution. As a result, substantially all of the assets of Evans Sports, Inc. ("Evans") and Vintage Editions, Inc. ("Vintage") were acquired in April and September 1995, respectively. Evans is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. Vintage is a manufacturer of specialty licensed nostalgia products. While their products are similar in nature, they are very distinct in quality and marketing approaches. The Company expects to continue to seek expansion of the wood products of both companies to provide additional sales to both current and new customers. All of the assets of Evans and Vintage were transferred at the time of each respective purchase to wholly-owned subsidiaries that were incorporated in the State of South Carolina.

On October 8, 1999, the Company purchased the assets of Archery Center International, Inc. ("ACI") of Monroe, Michigan. ACI is a distributor of archery products. The Company expects to grow their archery products business by offering additional product lines to existing customers. At the time of purchase, all of the assets were transferred to a wholly-owned subsidiary that was incorporated in the State of South Carolina.

                             DESCRIPTION OF BUSINESS


MARKETING

The Company currently sells to more than 19,000 active customer accounts (defined as customers who have made a purchase from the Company within the last twelve months), the majority of which are independent natural outdoor sporting goods retailers (as opposed to mass merchandisers). The Company's largest customer was responsible for approximately 3.3% of 2000 sales, and sales to the Company's ten largest customers represented approximately 6.9% of 2000 sales. Distribution channels targeted by the Company include specialty pro shop retailers of archery products, industry organization groups and larger sporting goods stores.

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

Ellett's commitment to ongoing training and professional development of its business unit managers is a key feature of the organization. Ellett trains each business unit manager to be a constant source of product information for that business unit's customers. Management believes this approach is unique to Ellett. Each business unit manager receives 500 hours of training in the manager's first year and approximately 200 hours of training each year thereafter. Prior to any customer contact, each business unit manager must successfully complete an intensive 10 week training, testing, and analysis process, which addresses product knowledge and a broad range of selling and management skills. Every business unit manager begins each day with a training meeting designed to build on earlier training and provide updates on Company direction, product promotions, and new marketing opportunities. In addition, periodic career enhancement classes provide in-depth training on a wide range of topics.

Because of Ellett's business unit approach and state-of-the-art telecommunications technology, Ellett does not need an outside sales force in our traditional distribution business. Ellett's business unit approach, combined with our teleservicing capabilities, enables us to communicate frequently with our entire customer base, providing timely updates on market developments, new products, promotions, and order status. In 2000, Ellett averaged approximately 4,200 outbound customer contacts and 3,800 inbound customer contacts daily, with a collective total of 370 hours of telephone time daily. Ellett believes that it is capable of contacting its entire customer base in two days rather than the weeks typically required by a traditional field sales force.

Evans and Vintage rely on an inside marketing staff as well as independent sales representatives. The products of the subsidiaries are also cross-marketed to traditional Ellett customers by Ellett's business unit managers to help generate additional sales for the subsidiaries.

A key part of Ellett's marketing strategy is the production of complete annual product catalogs, as well as frequent promotional mini-catalogs. Annual catalogs are produced for each of our major product groups, including hunting and shooting sports products, archery products, marine accessories, Evans' products, and Vintage's products. The hunting and shooting, archery, and marine catalogs are produced in two separate formats. The Ellett version is designed to be used at a retail sales counter by store employees as a reference tool and sales guide. Ellett also sells catalogs to its customer base with the retail store's name on the front cover, which the retailers generally give to their best customers. Management believes that through this process our catalogs are found in the hands of the most active consumers in the marketplace. In 2000, we distributed over 96,000 copies of our annual catalogs.

In 2000, Ellett's distribution business produced 40 different mini-catalogs (periodic promotional flyers) for our hunting and shooting sports products, archery products, and marine accessory products with 43% of our sales being from items featured in these mini-catalogs. These promotional, business-to-business mail order vehicles are designed to focus our customers and business unit managers on a narrow range of products, including special values, new products, and upcoming seasonal items for a short period of time.

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

PURCHASING AND SUPPLIERS

The Company currently purchases products from approximately 1,000 manufacturers and other suppliers. The Company's four largest suppliers accounted for approximately 30.7%, 28.2%, and 27.7%, of the Company's purchases during 2000, 1999, and 1998, respectively. Management believes that the Company's size, reputation, prompt payment history, and overall knowledge of independent sporting goods retailers have contributed to strong relationships with its suppliers. The majority of the suppliers provide advertising allowances to the Company to assist in the promotion and sale of their products, via the catalogs and mini-catalogs, while many are actively involved in on-site promotion efforts at Ellett.

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

Ellett's customer base for its distribution business consists almost exclusively of independent sporting goods retailers located across the United States. Ellett competes with other national distributors, various regional and local distributors and various manufacturers who sell certain products directly to these retailers. Ellett has identified approximately 60 distributors, of whom approximately six are national in scope, competing in the hunting and shooting sports, camping and archery products and outdoor accessories markets, and has identified approximately 50 other distributors competing in the marine accessories markets. Certain of these competitors may have substantially greater financial resources, larger sales and support staffs and greater purchasing power than Ellett. Ellett's ability to compete successfully depends on factors both within and outside its control, including its ability, if necessary, to support reductions in selling prices through reductions in operating expenses, the timing and success of product introductions, access to high demand products, successful inventory management, suitable product quality, reliability and price, and general economic conditions. Ellett also indirectly competes with sporting goods mass merchandisers or "superstores," to which Ellett generally does not sell, but which generally sell in competition with Ellett's primary customer base of independent sporting goods retailers.

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

ASSOCIATES

The Company views all of its personnel as associates of the Company, rather than merely as employees. As of February 28, 2001, the Company employed approximately 411 associates, none of whom was a member of an industry trade union or collective bargaining unit. Part-time workers (primarily clerical and distribution) are also utilized over the course of the year as needed to assist the Company during periods of peak sales.

COMPANY TRADENAMES AND TRADEMARKS

The Company utilizes several trade names, trademarks and service marks in the course of its business, including, among others, the Ellett Brothers(R), Ellett Brothers As Big As All Outdoors(R), As Big As All Outdoors(R), and Coverz(R) trademarks. Although the Company's operations are not dependent upon any single trade name or trademark, other than the Ellett Brothers trademark, the Company considers its various trademarks and trade names to be valuable to its business.

SUBSEQUENT EVENTS

On March 7, 2001, the Board of Directors of the Company approved a cash-out merger between the Company and certain corporations owned by members of the Company's management (the "Acquirers"). The merger will result in a payment of $3.20 per share for all shares of the Company not already owned by the Acquirers. This price represents a 16.4% increase over the $2.75 original price per share offered by the Acquirers on November 6, 2000. The transaction is subject to approval of the Company's shareholders.

On March 23, 2001, the common stock of the Company was delisted for trading on the NASDAQ SmallCap Market as a consequence of failure to maintain a minimum of two active market markers as required by NASDAQ Marketplace Rule 431(c)(1). Trading of the common stock of the Company is currently conducted in the over-the-counter market.

ITEM 2.    PROPERTIES

The Company's operations are carried out at five separate locations. The following table sets forth certain information regarding each of these facilities:

                                                  Approximate
                                               Aggregate Usable
                                                  Square Feet         Status
                                              -------------------------------
             Chapin, South Carolina                 190,000            Owned
             Newberry, South Carolina               140,000            Owned
             Houston, Missouri                       62,000           Leased
             Taylorsville, North Carolina            30,000           Leased
             Monroe, Michigan                        22,000           Leased

The Company's headquarters is housed in the 190,000 square foot, two-story office and warehouse facility located on 12 acres of land owned by the Company. The second floor of this facility, approximately 40,000 square feet, encompasses the Company's teleservicing sales and administrative departments, including a complete media workshop. Both of the South Carolina facilities serve as collateral under the Company's industrial revenue refunding bonds. See Note 10 to the Financial Statements in Item 8, Part II which is incorporated herein by reference. The Newberry facility, located on 16.4 acres of land owned by the Company, includes 34,000 square feet of warehouse space added in February 1996. The Company believes the facilities are adequate to meet its business needs.

ITEM 3.    LEGAL PROCEEDINGS

See Note 16 to the Financial Statements in Item 8, Part II which is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

During 2000, the common stock of the Company was traded on the NASDAQ SmallCap Market System under the symbol ELET. On March 23, 2001, the common stock of the Company was delisted for trading on the NASDAQ SmallCap Market as a consequence of failure to maintain a minimum of two active market makers as required by NASDAQ Marketplace Rule 431(c)(1). Trading of the common stock of the Company is currently conducted in the over-the-counter market. As of March 6, 2001, the Company had a total of approximately 65 shareholders of record. Certain of these shareholders of record hold shares in nominee name for other beneficial owners.

The following table sets forth the quarterly high and low sale prices per share for the common stock as reported on the NASDAQ SmallCap Market and dividends on common stock.

Quarter Ended:                 High                  Low               Dividend
-------------                  ----                  ---               --------
March 31, 1999                $ 5.500              $ 4.250              $ 0.04
June 30, 1999                   8.000                3.375                0.04
September 30, 1999              8.375                4.000                0.04
December 31, 1999               6.875                4.750                0.04
March 31, 2000                  7.250                4.813                0.04
June 30, 2000                   6.000                2.875                0.04
September 30, 2000              4.000                2.250                0.04
December 31, 2000               3.000                1.500                0.04

The Company did not sell any equity securities during the fiscal year ended December 31, 2000 which were not registered under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

(in thousands except per share and other data)                2000           1999          1998          1997(3)         1996
--------------------------------------------------------- -------------- ------------- -------------- -------------- --------------
Sales                                                        $157,324       $168,056      $147,130       $152,500       $147,666
Income (loss) before income taxes                                (367)         5,612         4,750         (1,353)         2,673
Net income (loss)                                                (329)         3,575         3,012           (815)         1,687
Basic and diluted earnings (loss) per share                     (0.08)          0.83          0.61          (0.16)          0.33
Dividends paid per share(1)                                      0.16           0.16          0.08           0.08           0.08
Weighted average number of
     shares outstanding                                         4,281          4,313         4,955          5,148          5,135
Working capital                                                58,395         50,894        46,538         48,140         55,029
Total assets                                                   77,922         72,926        64,769         63,614         73,688
Long-term debt obligations                                     43,801         35,596        32,297         33,187         38,472
Shareholders' equity                                           24,477         26,093        22,932         23,336         24,637
Other data:
Number of business units at year end                              120            126           127            139            145
Number of customers served during year(2)                      19,500         20,065        20,677         23,800         25,890

(1) Includes quarterly dividends at $0.04 per share paid in March, June, September and December 2000 and 1999, $0.02 per share paid in March, June, September and December 1998, 1997, and 1996.

(2) Due to the potential for errors in elimination of mutual customers between subsidiaries, the numbers for 2000, 1999, 1998, 1997, and 1996 are approximations. Management believes that any differences are insignificant.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Sales for the year ended December 31, 2000 were $157.3 million as compared to $168.1 million in 1999, a decrease of $10.8 million or 6.4%. Total sales in our distribution business were down 11.8% in 2000 as compared to 1999. Sales of our hunting and shooting sports products experienced a 15.9% decline in 2000, as compared to 1999. The marine accessory products decreased 1.8% and sales of our camping, archery and outdoor accessories decreased by 4.4% as compared to 1999. The distribution business experienced a soft market throughout the year, especially in the fourth quarter of the year which is normally the Company's strongest selling season. The general economy and the consumers' lack of spending contributed to this soft market and sales decline. In addition, sales earlier in the year were detrimentally effected by winter weather conditions as well as other operational delays associated with the installation of a new computer system. Our marine business was also impacted negatively by the drought in many parts of the country along with the high cost of fuel throughout the year. In 1999, sales were driven by a thriving economy along with the Year 2000 effect.

Sales from our subsidiaries in 2000, including ACI, were $13.6 million, as compared to $7.0 million, an increase of $6.6 million. Excluding ACI, which was purchased in October 1999, sales were down 12.1% in 2000 compared to 1999. Much of this decrease was attributable to the general economic conditions.

Gross profit for the year ended December 31, 2000 was $28.7 million (18.2% of sales) as compared to $30.5 million (18.2% of sales) in 1999.

Selling, general and administrative expenses in 2000 were $26.0 million (16.5% of sales) as compared to $22.7 million (13.5% of sales), an increase of 14.5%. Excluding ACI, expenses were up 10.1%. In 2000, expenses excluding ACI increased as a result of the implementation and costs associated with the start up of the new computer system, which was placed in service in 2000, higher depreciation and maintenance costs of the new system, legal expenses incurred in connection with the industry lawsuits, and one-time consulting projects.

Interest expense for the year ended December 31, 2000 was $3.5 million (2.2% of sales) as compared to $2.7 million (1.6% of sales) in 1999. The increase was related to higher interest rates along with higher borrowings.

Income tax benefit in 2000 was $38,000 as compared to income tax expense of $2.0 million in 1999. The effective tax rate was 10.3% in 2000 as compared to 36.3% in 1999.

Net loss for 2000 was $329,000, or $0.08 per basic and diluted share, as compared to net income of $3.6 million, or $0.83 per basic and diluted share, in 1999.

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

Net cash used by operating activities was $6.0 million during the year ended December 31, 2000, as compared to $2.7 million provided by operating activities in 1999. In 2000, the Company incurred a net loss as compared to net income in 1999. In addition, the Company experienced increases in inventories and decreases in trade payables. Both of these contributed to the decrease in cash provided by operations in 2000. In 1999, cash provided by operating activities was primarily the result of net income earned for the year.

Net cash used in investing activities was $1.1 million during the year ended December 31, 2000, as compared to $5.2 million in 1999. The decrease in net cash used in investing activities was mainly due to less purchases of property and equipment and no acquisitions in 2000. In 1999, the increase in net cash used in investing activities was due to the purchase of computer equipment and the new software information system. In addition, $2.3 million was utilized in the purchase of the assets of ACI.

Net cash provided by financing activities was $6.9 million during the year ended December 31, 2000 as compared to $2.6 million in 1999. In 2000, the net cash provided was from increased net borrowings of $8.9 million used primarily to fund operating activities along with the dividend payments of $687,000, long term debt reduction of $617,000, and the repurchase of stock of $649,000. In 1999, the net cash provided was from increased net borrowings of $3.9 million used primarily for the ACI acquisition offset by dividends of $683,000.

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

Principal maturities on the Company's industrial revenue refunding bonds for 2001, 2002, and 2003 will be $917,000, $967,000, and $1,017,000, respectively.
The annual interest charges, at the fixed rate of 7.5%, will be $479,000, $410,000, and $356,000 for 2001, 2002, and 2003, respectively (see Note 10 to the Financial Statements in Item 8, Part II which is incorporated herein by reference).

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, debt service requirements, and business acquisitions during 2001 and for the foreseeable future.

The Company was in violation of three covenants at December 31, 2000 with respect to its revolving credit facility. The bank has waived these violations for the fiscal year ended December 31, 2000. The Company was also in violation of a covenant with respect to the Industrial Revenue Refunding Bonds at December 31, 2000, which was also waived for the fiscal year ended December 31, 2000 (see Notes 9 and 10 to the financial statements).

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($39.2 million at December 31, 2000). The Company does not currently use derivative financial instruments.

Approximately $5.2 million of the Company's debt at December 31, 2000 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime up to February 4, 2001 is $45.0 million and $40.0 million thereafter. The term of the Facility expires on January 31, 2002. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.00% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 2000, the interest rate was 8.82% (see Note 9 to the Financial Statements in Item 8, Part II which is incorporated herein by reference). The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $45.0 million at December 31, 2000 ($37.0 million at December 31, 1999). Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at December 31, 2000:

        Maturity Date               Fixed Rate Debt            Interest Rate
     ---------------------------------------------------------------------------
             2001                     $    917,000                  7.5%
             2002                          967,000                  7.5%
             2003                        1,017,000                  7.5%
             2004                        1,067,000                  7.5%
             2005                        1,117,000                  7.5%
          Thereafter                       147,000                  7.5%
     ---------------------------------------------------------------------------
                                      $  5,232,000                  7.5%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)                                                    December 31,
---------------------------------------------------------------------------------------------------------------------
Assets                                                                                   2000               1999
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                     $      216          $     346
     Accounts receivable, less allowance for doubtful accounts of $613
         and $634 at December 31, 2000 and 1999, respectively                          21,361             21,777
     Other accounts receivable                                                          1,278              1,109
     Inventories                                                                       41,855             36,061
     Prepaid expenses                                                                   1,662              1,154
     Deferred income tax asset                                                            898                834
---------------------------------------------------------------------------------------------------------------------
              Total current assets                                                     67,270             61,281
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
     accumulated depreciation                                                           8,716              9,352
Other assets:
     Intangible assets, at cost, less accumulated amortization                          1,935              2,292
     Other assets                                                                           1                  1
---------------------------------------------------------------------------------------------------------------------
              Total other assets                                                        1,936              2,293
---------------------------------------------------------------------------------------------------------------------
                                                                                   $   77,922          $  72,926
=====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable, trade                                                       $    6,470          $   7,891
     Accrued expenses                                                                   1,738              1,780
     Income tax payable                                                                     -                 99
     Current portion of long-term debt                                                    917                617
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                 9,125             10,387
---------------------------------------------------------------------------------------------------------------------
Revolving credit facility                                                              39,236             30,327
Long-term debt                                                                          4,315              5,269
Deferred income tax liability and other                                                   769                850
Commitments and contingencies (see Notes 11 and 16)
Shareholders' equity:
     Preferred stock, no par value (5,000 shares authorized,
         no shares issued or outstanding)                                                   -                  -
     Common stock, no par value (20,000 shares authorized, 4,083 and 4,317 shares issued and outstanding as of December 31,
         2000 and 1999, respectively)                                                   9,278              9,652
     Common stock subscribed                                                               42                317
     Unearned compensation                                                                  -                (12)
     Subscription receivable                                                             (465)              (465)
     Retained earnings                                                                 15,592             16,608
     Accumulated other comprehensive income (loss)                                         30                 (7)
---------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                               24,477             26,093
---------------------------------------------------------------------------------------------------------------------
                                                                                   $   77,922          $  72,926
=====================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

                                                                                 For the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                            2000              1999               1998
-----------------------------------------------------------------------------------------------------------------------
Sales                                                              $     157,324      $    168,056       $    147,130
Cost of goods sold                                                       128,651           137,529            120,685
-----------------------------------------------------------------------------------------------------------------------
              Gross profit                                                28,673            30,527             26,445
Selling, general and administrative expenses                              25,957            22,673             19,706
-----------------------------------------------------------------------------------------------------------------------
              Income from operations                                       2,716             7,854              6,739
-----------------------------------------------------------------------------------------------------------------------
Other income (expenses):
     Interest income                                                         440               445                481
     Interest expense                                                     (3,486)           (2,674)            (2,497)
     Other income (expense), net                                             (37)              (13)                27
-----------------------------------------------------------------------------------------------------------------------
              Total other expense, net                                    (3,083)           (2,242)            (1,989)
-----------------------------------------------------------------------------------------------------------------------
              Income (loss) before income taxes                             (367)            5,612              4,750
Income tax expense (benefit)                                                 (38)            2,037              1,738
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $        (329)     $      3,575       $      3,012
=======================================================================================================================
Basic and diluted earnings (loss) per common share                 $       (0.08)     $       0.83       $       0.61
=======================================================================================================================
Weighted average shares outstanding                                        4,281             4,313              4,955
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except per share data)

                                                                                                              Accumulated
                                          Common Stock                                                           Other
                                 Common    Subscribed     Unearned   Subscription  Retained  Comprehensive  Comprehensive
                                  Stock                 Compensation  Receivable   Earnings  Income (Loss)  Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at
     12/31/97                   $ 12,833    $             $  (177)     $  (452)    $ 11,111                    $    21     $ 23,336
Comprehensive income:
     Net income                        -           -            -            -        3,012   $   3,012              -        3,012
     Change in unrealized gain
     on available for sale
     securities                        -           -            -            -            -          21             21           21
                                                                                              ---------
     Comprehensive income                                                                     $   3,033
                                                                                              =========
Dividends paid, $0.08 per share        -           -            -            -         (407)                         -         (407)
Repurchase of 824 shares of
     common stock                 (3,274)          -            -           64            -                          -       (3,210)
Award of 20 shares of common
     stock to an executive
     officer                           -          93            -            -            -                          -           93
Interest on subscription               -           -            -          (35)           -                          -          (35)
receivable
Amortization of unearned
     compensation                      -           -          122            -            -                          -          122
---------------------------------------------------------------------------------------------              -------------------------
Shareholders' equity at
     12/31/98                      9,559          93          (55)        (423)      13,716                         42       22,932
Comprehensive income:
     Net income                        -           -            -            -        3,575   $   3,575              -        3,575
     Change in unrealized gain
     on  available for sale
     securities                        -           -            -            -            -         (49)           (49)         (49)
                                                                                              ---------
     Comprehensive income                                                                     $   3,526
                                                                                              =========
Dividends paid, $0.16 per share        -           -            -            -         (683)                         -         (683)
Issuance of 20 shares of common
     stock to an executive
     officer                          93         (93)           -            -            -                          -            -
Award of 40 shares of common
     stock to an executive
     officer                           -         275            -            -            -                          -          275
Award of 10 shares of common
     stock to an executive
     officer                           -          42            -          (42)           -                          -            -
Amortization of unearned
     compensation                      -           -           43            -            -                          -           43
---------------------------------------------------------------------------------------------              -------------------------
Shareholders' equity at
     12/31/99                      9,652         317          (12)        (465)      16,608                         (7)      26,093
Comprehensive loss:
     Net loss                          -           -            -            -         (329)   $   (329)             -         (329)
     Change in unrealized loss
     on available for sale
     securities                        -           -            -            -            -          37             37           37
                                                                                              ---------
     Comprehensive loss                                                                       $    (292)
                                                                                              =========
Dividends paid, $0.16 per share        -           -            -            -         (687)                         -         (687)
Repurchase of 274 shares of
     common stock                   (649)          -            -            -            -                          -         (649)
Issuance of 40 shares of common
     stock to an executive
     officer                         275       (275)            -            -            -                          -            -
Amortization of unearned
     compensation                      -           -           12            -            -                          -           12
---------------------------------------------------------------------------------------------              -------------------------
Shareholders' equity at
     12/31/00                   $  9,278    $     42      $     -      $  (465)    $ 15,592                    $    30      $24,477
---------------------------------------------------------------------------------------------              -------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)                                           For the year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                $     (329)       $    3,575       $   3,012
     Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
              Depreciation and amortization                                                2,072             1,054             983
              Deferred income taxes                                                          (95)             (434)            421
              Provision for loss on accounts receivable                                    1,107               576             374
              Amortization of unearned compensation                                           12                43             122
              Stock award to executive officer                                                 -               275              93
              Gain on sale of property and equipment                                           -               (15)              -
              Changes in operating assets and liabilities (net of impact of acquisition):
                  Receivables                                                               (860)           (1,680)         (1,135)
                  Inventories                                                             (5,794)           (2,195)           (605)
                  Prepaid expenses                                                          (508)             (193)            540
                  Accounts payable, trade                                                 (1,421)              742           2,725
                  Accrued expenses                                                           (42)              541            (645)
                  Income tax payable                                                         (99)               99               -
                  Other                                                                      (50)              331             (25)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating activities                 (6,007)            2,719           5,860
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                  (1,070)           (2,561)         (1,596)
     Purchase of intangibles and other assets                                                 (9)             (471)              -
     Proceeds from sale of property and equipment                                              -               140               3
     Purchase of assets in business acquisition                                                -            (2,281)              -
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                               (1,079)           (5,173)         (1,593)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Gross borrowings on revolving credit facility                                       170,277           174,158         150,304
     Gross repayments on revolving credit facility                                      (161,368)         (170,292)       (150,606)
     Principal payments on long-term debt                                                   (617)             (566)           (517)
     Principal payments on capital lease obligations                                           -                 -              (8)
     Increase in subscription receivable                                                       -                 -              35
     Repurchase of common stock                                                             (649)                -          (3,210)
     Dividends to shareholders                                                              (687)             (683)           (407)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities                  6,956             2,617          (4,479)
------------------------------------------------------------------------------------------------------------------------------------
                      Net increase (decrease) in cash and cash equivalents                  (130)              163            (212)
Cash and cash equivalents:
     Beginning of year                                                                $      346         $     183        $    395
------------------------------------------------------------------------------------------------------------------------------------
     End of year                                                                      $      216         $     346        $    183
====================================================================================================================================
Cash payments for interest                                                            $    3,395         $   2,656        $  2,491
====================================================================================================================================
Cash payments for income taxes                                                        $      533         $   2,372        $  1,080
====================================================================================================================================

Supplemental disclosure of non-cash investing and financing activities:

o The change in net unrealized gain (loss) on investment securities available for sale was $37 and ($49) for the years ended December 31, 2000 and 1999, respectively.

o During 2000 and 1999, the Company issued $275 and $93, respectively, of common stock to an executive officer from common stock subscribed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.     BASIS OF PRESENTATION

Ellett Brothers, Inc. (the Company) is principally a supplier of goods and customer services to independent retailers who serve the natural outdoor sporting goods market, primarily in the United States. The Company's products are diversified among a wide variety of outdoor sporting goods equipment including a wide selection of styles and brand names. In addition, the Company operates three wholly-owned subsidiaries. One subsidiary, Evans Sports, Inc., is a manufacturer of outdoor sporting accessories and wooden nostalgia boxes. Another subsidiary, Vintage Editions, Inc., manufactures specialty licensed nostalgic products, and the other subsidiary, Archery Center International, Inc., distributes archery products.

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

Revenue recognition

The Company recognizes revenue from product sales at the time of shipment. For the years ended December 31, 2000, 1999 and 1998, the Company recorded shipping and handling costs of $4,904, $4,432 and $3,824, respectively, in selling, general and administrative expenses.

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

Advertising costs

The Company has elected to expense all advertising costs as incurred or the first time advertising takes place, with the exception of direct response advertising, which is capitalized and amortized over the period of its expected future benefit. At December 31, 2000 and 1999, the Company did not have any significant amounts capitalized as direct response advertising. The Company incurred total advertising expenditures of $733, $536, and $587 during the years ended December 31, 2000, 1999, and 1998, respectively.

Property, plant and equipment

Property, plant and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets which range as follows:

             Description                                            Years
             ----------------------------------------------------------------
             Buildings and improvements                             25 - 39
             Furniture, fixtures and equipment                       3 - 10

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon disposition and any resulting gain or loss is reflected in the results of operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, and intangibles, in relation to operating performance.

Intangible assets

Intangible assets principally represent the amount by which costs of acquired net assets exceeded their related fair value ("goodwill") and costs of acquired non-compete agreements. The non-compete agreements are being amortized over the original terms of the agreements. Intangible assets are amortized using the following methods and estimated useful lives:

        Description                      Method                      Years
        --------------------------------------------------------------------
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

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings per common share

Although the Company had options outstanding during portions of the three years ended December 31, 2000, they have an antidilutive effect on earnings per share for each year. As such, basic and diluted earnings (loss) per share for the years ended December 31, 2000, 1999, and 1998 computed as net income (loss) divided by the weighted average shares outstanding as of year end.

Investment securities

The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments held at December 31, 2000 and 1999 are considered securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

The classification of securities is generally determined at the date of purchase. Gains and losses on sales of investment securities, computed based on the specific identification method, are included in other income (expense) at the time of sale.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133; however, no derivative instruments were held at adoption, and as a result, there was no impact on the Company's consolidated financial position, results of operations, or cash flows. Management does not expect SFAS 133 to have a material impact due to the Company's limited use of derivative instruments.

3.     COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

4.     ACQUISITION

In October of 1999, the Company purchased the assets of Archery Center International, Inc. (ACI) located in Monroe, Michigan. ACI is a leading distributor in the archery industry. The Company paid $2,281 in cash for these assets. The purchase price exceeded the book value of ACI's assets by $420. The purchase price was allocated as follows:

                           Inventory                             $1,726
                           Prepaid expenses                          13
                           Property, plant and equipment            122
                           Goodwill                                 420
                                                               --------
                                                                 $2,281

The assets of ACI were placed into a separate, wholly-owned subsidiary, and the acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the estimated fair value of the assets acquired being recorded as goodwill. The goodwill arising from this transaction is being amortized on a straight-line basis over a period of 15 years.

In addition to the purchase agreement, the Company entered into a non-compete agreement with the former owner of ACI. The Company has agreed to pay the former owner specified sums of money over each of the next five years in accordance with the agreement. The Company has recorded the non-compete agreement and the deferred compensation liability at the present value of future cash flows with the non-compete amortized on a straight-line basis and the liability amortized using the effective interest method over a period of five years. The consolidated balance sheets include the non-compete agreement (net of amortization) of $263 and $333 and the deferred compensation liability of $325 and $355 at December 31, 2000 and 1999, respectively. The non-compete agreement has been recorded in intangible assets and has an accumulated amortization balance of $87 and $17 at December 31, 2000 and 1999, respectively. The deferred compensation liability has a non-current portion of $255 and $305 and a current portion of $70 and $50 which have been included in accrued expenses at December 31, 2000 and 1999, respectively.

The results of operations for ACI are included in the consolidated statements of operations only from the time of the acquisition. If ACI had been acquired at the beginning of 1998, the Company would have reported sales of $176,852 and $155,522, and net income of $3,617 and $3,060 for each of the years ended December 31, 1999 and 1998, respectively.

5.     INVENTORIES

       Inventories consisted of the following at December 31:

                                                   2000              1999
                  ------------------------------------------------------------
                  Finished goods              $  40,848         $  34,686
                  Raw materials                     700             1,048
                  Work in progress                  307               327
                  ------------------------------------------------------------
                                              $  41,855         $  36,061
                  ------------------------------------------------------------

6.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following at December 31:

                                                           2000         1999
                  -------------------------------------------------------------
                  Land                                 $    201      $     201
                  Buildings and improvements              6,587          6,554
                  Furniture, fixtures and equipment      11,734         10,697
                  -------------------------------------------------------------
                                                         18,522         17,452
                  Less accumulated depreciation          (9,806)        (8,100)
                  -------------------------------------------------------------
                                                       $  8,716      $   9,352
                  -------------------------------------------------------------

7.     INTANGIBLE ASSETS

       Intangible assets consisted of the following at December 31:

                                                        2000               1999
                  --------------------------------------------------------------
                  Deferred financing costs          $    336          $     336
                  Licenses                               253                244
                  Goodwill                             1,028              1,028
                  Non-compete agreements               2,050              2,050
                  --------------------------------------------------------------
                                                       3,667              3,658
                  Less accumulated amortization       (1,732)            (1,366)
                  --------------------------------------------------------------
                                                    $  1,935          $   2,292
                  --------------------------------------------------------------

8.     INVESTMENT SECURITIES

       The cost and estimated market value of investment securities at December 31, 2000 and 1999 are as follows:

                                                Gross       Gross        Gross      Estimated
                                              Amortized  Unrealized   Unrealized     Market
Year                                            Cost        Gains       Losses        Value
----------------------------------------------------------------------------------------------
2000   Available for Sale: Bond Reserve      $   1,122     $     39     $   (9)    $   1,152
1999   Available for Sale: Bond Reserve      $   1,121     $     11     $  (18)    $   1,114

Investment securities consist primarily of government backed bonds.

9.     REVOLVING CREDIT FACILITY

In 1994, the Company entered into a revolving credit facility (the "Agreement") with an affiliate of First Union National Bank of North Carolina, N.A. The Agreement is collateralized by substantially all of the Company's assets other than real estate. The initial term of the Agreement was for three years ending in June 1997. The Agreement was amended in September 1997 to extend the term to September 30, 2001. A subsequent amendment on March 27, 2001 has extended the term to January 31, 2002. On June 16, 2000, the Agreement was amended to increase the maximum amount of the borrowings to $45 million for a 120 day period, which was subsequently extended to February 4, 2001 and at which time the maximum availability reverted back to $40 million. Effective August 1, 1999 borrowings under the Agreement bear interest at a rate equal to, at the Company's option, prime rate plus .375% or 1.75% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans which comprise the total facility outstanding balance. The interest rates of the facility are subject to change based on changes in the Company's leverage ratio and net income. At December 31, 2000, the interest rate was 8.82%.

The Agreement provides the Company with a revolving line of credit and letters of credit. The revolving line of credit provides loans of up to 70% of the eligible inventories and up to 85% of eligible receivables. The maximum amount, subject to the amendment, that can be outstanding at any time under the Agreement is $40 million. At December 31, 2000 the Company had $4.0 million available under the Agreement.

The Agreement contains various covenants which, among other things, limit capital expenditures and limit cash dividends. The Agreement also requires the Company to meet various minimum financial covenants. As of December 31, 2000, the Company was in violation of certain covenants. The bank has waived these violations for the fiscal year ended December 31, 2000.

10.    LONG-TERM DEBT

       Long-term debt consisted of the following at December 31:

                                                                                                   2000            1999
------------------------------------------------------------------------------------------------------------------------
Industrial Revenue Refunding Bonds, Series 1988 ("IRB") collateralized by real estate. The fixed interest of 7.5% due to bond holders semi-annually is required to be deposited with the Trustee monthly in an amount equal to one-sixth of the next interest payment. The Company also pays one-twelfth of the next principal payment (by way of annual maturity or annual mandatory sinking fund redemption) to the Trustee monthly in addition to the interest. The
    bonds are due September, 2008.                                                            $   6,384    $      7,000

Industrial revenue refunding bond reserve on deposit with the Trustee                            (1,152)         (1,114)
------------------------------------------------------------------------------------------------------------------------

                                                                                                  5,232           5,886
Less, current portion                                                                              (917)           (617)
------------------------------------------------------------------------------------------------------------------------
                                                                                              $   4,315    $      5,269
------------------------------------------------------------------------------------------------------------------------

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

The fair market value of the IRB at December 31, 2000 and 1999 was approximately $5,959 and $6,735, respectively.

Principal maturities and sinking fund requirements for long-term debt at December 31, 2000 are as follows:

                  For year ending December 31,
                  2001                                          $    917
                  2002                                               967
                  2003                                             1,017
                  2004                                             1,067
                  2005                                             1,117
                  Thereafter                                         147
                  ------------------------------------------------------
                                                                $  5,232

Under the bond agreement, as amended, annual cash dividends are limited to 60% of annual net income (adjusted for non-cash charges), a required minimum fixed charge ratio of 1.25:1 (adjusted for non-cash charges), a required minimum current ratio of 1.17:1, and a required minimum shareholders' equity level (as defined) of $6,000 at December 31, 1996 and thereafter. At December 31, 2000, the Company was in violation of the cash dividend restriction. On April 6, 2001, this violation was waived for the fiscal year ended December 31, 2000.

11.    OPERATING LEASES

The Company entered into three significant leases for computer equipment in conjunction with the first phase of an information system upgrade. The Company incurred $296, $229, and $279 in rental expenses related to these leases in 2000, 1999, and 1998, respectively.

The Company's subsidiaries lease their manufacturing and office space under non-cancelable operating leases. These leases expire through 2010. The Company has the right to cancel two of these leases with a 90 day notice beginning in 1998 for one lease and in 2000 for the other.

Rent expense under these subsidiaries' leases approximated $224, $149, and $125 in the years ended December 31, 2000, 1999, and 1998, respectively. The following is a summary of the future rental payments as of December 31, 2000:

                  For the year ending December 31,
                  ---------------------------------------------------------
                  2001                                             $  706
                  2002                                                600
                  2003                                                436
                  2004                                                404
                  2005                                                332
                  Thereafter                                          878
                  ---------------------------------------------------------
                                                                  $ 3,356

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

The Company reacquired 824 and 274 shares of its common stock in 1998 and 2000, respectively. The Company recorded these acquisitions using the cost method of accounting for treasury stock.

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

A summary of the status of the Plan as of December 31, 2000 and 1999 and changes during the years then ended is presented below:

                                                                 2000                                  1999
                                                   ---------------------------------     ---------------------------------
                                                                 Weighted Average                      Weighted Average
                                                     Shares       Exercise Price           Shares       Exercise Price
                                                   ---------------------------------     ---------------------------------
               Outstanding at beginning of year         100            $ 12.50                100            $ 12.50
               Granted                                    -                 -                  10               4.25
               Exercised                                  -                 -                 (10)              4.25
                                                   ---------------------------------     ---------------------------------
               Outstanding at end of year               100            $ 12.50                100            $ 12.50
                                                   ---------------------------------     ---------------------------------
               Options exercisable                      100            $ 12.50                100            $ 12.50
                                                   ---------------------------------     ---------------------------------

The following table summarizes information about the Plan's stock options at December 31, 2000:

                                                Options Outstanding                                  Options Exercisable
                            ------------------------------------------------------------- ------------------------------------------
                                   Number         Weighted Average                         Number Exercisable
                               Outstanding at        Remaining        Weighted Average        and Vested at      Weighted Average
 Range of Exercise Prices         12/31/00        Contractual Life     Exercise Price           12/31/00          Exercise Price
--------------------------- ------------------------------------------------------------- ------------------------------------------
        $10 - $15                   100                 2.50              $ 12.50                  100                $ 12.50

Had compensation cost been recognized based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been decreased to the pro forma amount of $2,976 and earnings per share would have been $0.60 for the year ended December 31, 1998. Since all options granted in 1998 were fully vested at December 31, 1998, there would be no impact on 2000 and 1999 earnings.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants. The weighted average fair value of options granted during the year ended December 31, 1998 was approximately $0.37.

                                                                1998
                                                                ----
                     Dividend yield                             2.08%
                     Expected volatility                       36.72%
                     Risk-free interest rate                    5.40%
                     Expected lives, in years                       5

At December 31, 2000 the Company had 400 shares reserved for future grants of stock options.


14.    INCOME TAXES

       Income tax expense (benefit) consisted of the following:

                                             For the year ended December 31,
                  ----------------------------------------------------------
                                       2000            1999             1998
                  ----------------------------------------------------------
                  Current:
                       Federal     $     87          $2,350         $  1,273
                       State            (30)            121               44
                  ----------------------------------------------------------
                                         57           2,471            1,317
                  ----------------------------------------------------------
                  Deferred:
                       Federal          (51)           (396)             342
                       State            (44)            (38)              79
                  ----------------------------------------------------------
                                        (95)           (434)             421
                  ----------------------------------------------------------
                                   $    (38)         $2,037         $  1,738
                  ==========================================================

Components of the net deferred income tax liability (asset) were as follows:

                                                        As of December 31,
--------------------------------------------------------------------------
                                     2000                             1999
--------------------------------------------------------------------------
Depreciation and amortization    $    501                         $    545
Bad debt expense                     (224)                            (230)
Inventory capitalization             (622)                            (416)
Net operating loss                   (173)                               -
Other                                 134                             (188)
---------------------------------------------------------------------------
Total                            $   (384)                        $   (289)
===========================================================================

       Income tax expense varied from statutory federal income taxes as follows:

                                                         For the year ended December 31,
----------------------------------------------------------------------------------------
                                                   2000            1999             1998
----------------------------------------------------------------------------------------
Income taxes at 34% statutory federal rate     $   (125)         $1,908         $  1,615
State income taxes, net of federal tax benefit      (10)             10               81
Other                                                97             119               42
----------------------------------------------------------------------------------------
Income tax expense (benefit)                   $    (38)         $2,037         $  1,738
========================================================================================

The Company had federal and state operating losses of $358 and $1,370, respectively, at December 31, 2000. These carryforwards will expire in 2002 through 2020, if not utilized.

15.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan (the "Plan") covering substantially all full-time associates who meet certain age and length of service requirements. Participants are eligible to contribute up to 20% of their annual compensation, not to exceed legal limits, and the Company, at its discretion, makes matching contributions to the Plan. Participants vest immediately in their contributions and after three years in the Company's contributions. The Company incurred expenses related to the Plan of $115, $131, and $84 for the years ended December 31, 2000, 1999, and 1998, respectively.

16.    CONTINGENCIES

The Company is a party to litigation in connection with the distribution of its inventory. Over the past thirty months, thirty cities and/or counties, states, and one advocacy group have filed lawsuits against the firearms industry as a whole. These lawsuits list numerous manufacturers and distributors as defendants in the claims. To date, three of the thirty-one suits have been dismissed, as the judges have found the complaints "without standing" under the laws of their respective states. The Company was named in five of these remaining twenty-eight suits. The Company and all distributors were dismissed from one of these lawsuits (the Hamilton-Cargill lawsuit) in the first quarter of 1999. For the remaining defendants, this case is under appeal. Pending the appeal, there are three remaining industry-wide cases in which the Company is named. Although the outcome cannot be predicted, it is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters:

                                                      1999                                            2000
-------------------------------------------------------------------------------- ------------------------------------------------
                                   First       Second      Third       Fourth      First       Second       Third       Fourth
                                  Quarter     Quarter     Quarter      Quarter    Quarter     Quarter      Quarter     Quarter
-------------------------------------------------------------------------------- ------------------------------------------------
Sales                            $ 38,946     $ 38,319    $ 45,931    $ 44,860    $ 36,667    $ 36,062    $ 44,509     $  40,086
Gross profit                        6,748        6,850       8,428       8,501       6,787       6,489       7,673         7,724
Selling, general, and
   administrative expense           5,293        5,271       5,817       6,292       5,980       6,252       6,765         6,960
Income from
    operations                      1,455        1,579       2,611       2,209         807         237         908           764
Net income (loss)                     678          687       1,302         908         157        (356)         29          (159)
Basic and diluted earnings
    (loss) per common share      $   0.16     $   0.16    $   0.30    $   0.21    $   0.04    $  (0.08)   $   0.01     $   (0.04)


18.    Business Segment Information

The Company's reportable segments are business units that offer different products and have separate management teams and infrastructures. The business units have been aggregated into two reportable segments. These segments are:
Hunting, Shooting, Camping, Archery & Outdoor Products ("HS&A") and Marine Products. The "Other" segment includes the Company's subsidiary operations of Vintage Editions and Evans Sports. ACI, which was purchased in the fourth quarter of 1999, is included in HS&A.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the years ended December 31 (in millions):

----------------------------------------------------------------------------------------------------------------------------------
                           2000                                   HS&A            MARINE            OTHER             TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                            $ 125.9          $   26.3         $    5.1           $ 157.3
Operating income (loss)                                              1.6               1.3              (.2)              2.7
Identifiable segment assets                                         54.7               5.8              2.7              63.2
Capital expenditures                                                 1.1                .0               .0               1.1
Depreciation                                                         1.4                .2               .1               1.7
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                           1999                                   HS&A            MARINE            OTHER             TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                            $ 135.5          $   26.8         $    5.8           $ 168.1
Operating income                                                     5.6               2.1               .2               7.9
Identifiable segment assets                                         48.8               6.8              2.2              57.8
Capital expenditures                                                 2.4                .1               .1               2.6
Depreciation                                                          .5                .1               .1                .7
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                           1998                                   HS&A            MARINE            OTHER             TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                            $ 117.1          $   23.9         $    6.1           $ 147.1
Operating income                                                     4.4               1.7               .6               6.7
Identifiable segment assets                                         43.8               6.5              2.0              52.3
Capital expenditures                                                 1.6                .0               .0               1.6
Depreciation                                                          .5                .1               .1                .7
----------------------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment operating income to total consolidated income
(loss) before taxes for the years ended December 31 (in millions) is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                     2000                   1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    $   2.7               $   7.9                $   6.7
Interest income and other income (expense), net                          .4                    .4                     .5
Interest expense                                                       (3.5)                 (2.7)                  (2.5)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                          $   (.4)              $   5.6                $   4.7
----------------------------------------------------------------------------------------------------------------------------------

A reconciliation of identifiable segment assets to total assets for the year ended December 31 (in millions) is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                     2000                   1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets                                       $  63.2                 $  57.8                $  52.3
Other corporate assets                                               14.7                    15.1                   12.5
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                $  77.9                 $  72.9                $  64.8
----------------------------------------------------------------------------------------------------------------------------------

19.    MERGER PROPOSAL

The Company announced on November 6, 2000 that it had received an offer from a group of controlling shareholders to acquire the Company through a cash merger at $2.75 per share. The shareholder group currently owns approximately 62.2% of the outstanding shares of the Company.

The offer to acquire the Company came during a regularly scheduled meeting of the Company's Board of Directors. The Board appointed a special committee of outside directors to consider the offer.

On March 7, 2001, the Board of Directors of the Company approved a cash-out merger between the Company and certain corporations owned by members of the Company's management (the "Acquirers"). The merger will result in a payment of $3.20 per share for all shares of the Company not already owned by the Acquirers. This price represents a 16.4% increase over the $2.75 original price per share offered by the Acquirers on November 6, 2000. The transaction is subject to approval of the Company's shareholders.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Ellett Brothers, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ellett Brothers, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 31, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 21, 2001, except as to the
first and third paragraphs of Note 9,
as to which the date is March 27, 2001;
the third paragraph of Note 19, as to
which the date is March 27, 2001; and the last paragraph of Note 10, as to which the date is April 6, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company consist of the persons named in the table below, each of whom holds the position reflected as being held by him in the table. Each director has been elected to serve until the next Annual Meeting of shareholders of the Company or until his successor is elected and qualified. The executive officers of the Company were elected by, and serve at the discretion of, the Board of Directors. Additional information with respect to those persons who serve as directors and executive officers is set forth below:

Name                    Age     Position
----                    ---     --------
Joseph F. Murray, Jr.   51      President; Chief Executive Officer; Director
P. Douglas McMillan     57      Executive Vice President
George E. Loney         55      Chief Financial Officer
Robert D. Gorham, Jr.   69      Chairman of the Board of Directors
E. Wayne Gibson         48      Chairman of the Executive Committee; Secretary;
                                  Director
William H. Batchelor    69      Director
Charles V. Ricks        67      Director
William H. Stanley      75      Director

JOSEPH F. MURRAY, JR. has served as President and Chief Executive Officer of the Company since he was hired in April 1991. Prior to joining the Company, he served for one and a half years as Vice President of Sales and Marketing for Simmons Outdoor Corporation, a major sports optical company specializing in firearm scopes, binoculars, and telescopes. Mr. Murray has over twenty-five years of experience in the telemarketing and sporting goods distribution business, having served prior to 1989 as President and Chief Executive Officer for the last three of his fifteen years with Southern Gun and Tackle Distributors, which at that time was one of the nation's largest sporting goods distributors. He has served in several industry organizations and is past President of the National Association of Sporting Goods Wholesalers. Mr. Murray attended the University of Bridgeport in Connecticut. Mr. Murray has been a director of the Company since June 1993.

P. DOUGLAS MCMILLAN joined Ellett Brothers as Executive Vice President on July 1, 1998 and brings years of varied experience in financial and operational positions, including his most recent experience in the distribution industry. Prior to joining the Company, he served six years as President and Chief Executive Officer of Allison-Erwin Company, a marketing and wholesale distribution company. Prior to working for Allison-Erwin, Mr. McMillan held positions with Blue Bell, Inc., Monsanto Company, Hartmarx, Beatrice Foods Company, and The Tuscarora Corporation. He has over thirty years of increasingly responsible and diverse experience in both public and private companies. Mr. McMillan is a graduate of the University of North Carolina at Chapel Hill.

GEORGE E. LONEY joined Ellett Brothers as Chief Financial Officer on April 1, 1998. For the previous seven years, he was Senior Vice President of Finance, Chief Financial Officer and Treasurer for Merchants Inc., a retailer and wholesale distributor in the tire and automotive service industry. Prior to that, Mr. Loney was Executive Vice President and Chief Financial Officer for Dart Drug Stores, Inc. His background includes experience in information systems and warehouse distribution. Mr. Loney is a member of the American Institute of Certified Public Accountants and is a graduate of the University of Dayton with a degree in accounting.

ROBERT D. GORHAM, JR. is a private investor and, since 1965, has been the controlling shareholder and a director of The Tuscarora Corporation, a private holding company based in Rocky Mount, North Carolina. Mr. Gorham received his masters degree in business administration from Harvard University. Mr. Gorham has been a director and has served as Chairman of the Board of Directors of the Company since The Tuscarora Corporation acquired it in 1985.

E. WAYNE GIBSON has served as President and a director of The Tuscarora Corporation since 1982 and as President and sole shareholder of EWG Investments, Inc. since 1982. He has served The Tuscarora Corporation in numerous full time positions since 1976, including Chief Financial Officer and Executive Vice President. Mr. Gibson received his masters degree in business administration from the University of North Carolina at Chapel Hill. Mr. Gibson has been a director and has served as Chairman of the Executive Committee and Secretary of the Company since The Tuscarora Corporation acquired it in 1985.

WILLIAM H. BATCHELOR served as City Manager of the City of Rocky Mount, North Carolina for seventeen years, prior to his retirement on December 31, 1994. He also held that office for ten years prior to 1970. He has served as a director of The Tuscarora Corporation for over twenty-five years and served as its Executive Vice President from 1970 to 1976. Following his retirement as City Manager, he returned to this executive officer position with Tuscarora. From 1986 until 1998, he served as Chairman of the Board of New Southern of Rocky Mount, Inc., a peanut and cotton seed processing company. Mr. Batchelor is a graduate of North Carolina State University. Mr. Batchelor has been a director of the Company since The Tuscarora Corporation acquired it in 1985.

CHARLES V. RICKS is a financial and tax advisor and business consultant to a number of closely held businesses. He also spends a significant amount of his time managing his own business interests, most of which are involved in the retail automobile industry.

WILLIAM H. STANLEY is past President, Chairman, and Chief Executive Officer of Peoples Bank & Trust Co. of Rocky Mount, North Carolina. He served in various capacities for Peoples Bank from 1950 to 1985. Since his retirement from Peoples Bank he has served as a director of Boddie-Noell Restaurant Properties, Inc., a director of Rocky Mount Mills, and Chairman of the Nash County Social Services Board. Mr. Stanley has been a director of the Company since 1995.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the total compensation, including bonuses, earned by the Chief Executive Officer and by each of the executive officers of the Company whose annual compensation from the Company during 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                            Compensation
                                                                               Awards
                                                                    ---------------------------
                                                                    Restricted       Securities              All
                                                                       Stock         Underlying             Other
Name and Principal Position         Annual Compensation              Awards(1)         Options          Compensation(2)
-----------------------------------------------------------------------------------------------------------------------
                               Year        Salary       Bonus
                               --------------------------------
Joseph F. Murray, Jr.          2000     $  326,443    $       -              -               -                6,900
President and                  1999        305,154      188,598              -               -                5,096
   Chief Executive Officer     1998        301,154      149,531              -               -                7,572


P. Douglas McMillan            2000        296,200            -              -               -               48,406
Executive Vice President       1999        250,231       28,800      $ 275,000               -               33,626
                               1998        119,308        8,000         92,500         100,000               20,428

George E. Loney                2000        148,077            -              -               -                4,971
Chief Financial Officer        1999        139,115       15,716              -          10,000                2,677
                               1998        124,096       18,491              -               -               16,508

E. Wayne Gibson                2000        150,000            -              -               -                3,225
Chairman of the Executive      1999        150,000            -              -               -                2,655
   Committee and Secretary     1998        150,576            -              -               -                4,240

(1) During 1999 the Company granted a restricted stock award to P. Douglas McMillan for 40,000 shares, and in 1998 for 20,000 shares. The awards were valued at market price per share on the dates of the grant. The awards vested upon grant.

(2) Amounts included under the heading "All Other Compensation" for 2000 include (i) $2,496, $2,267, $1,696, and $1,725 in premiums for life insurance provided by the Company for the benefit of Messrs. Murray, McMillan, Loney, and Gibson, respectively, and (ii) $3,400, $3,400, and $3,275 in Company contributions to the Company's 401(k) plan for the accounts of Messrs. Murray, McMillan, and Loney, respectively, and
         (iii) $1,500 each for Messrs. Murray and Gibson in directors' meeting fees, and (iv) $42,739 in relocation expenses for Mr. McMillan.

COMPENSATION OF DIRECTORS

Each director of the Company is paid a fee of $500 for attending each meeting of the Board of Directors and of committees of the Board of Directors. All directors of the Company are reimbursed by the Company for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2000, matters of executive compensation were decided by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of
E. Wayne Gibson, Chairman, and Robert D. Gorham, Jr. Each of these individuals is also an executive officer of the Company and, beginning in 1994, each of Mr. Gorham and Mr. Gibson began receiving an annual salary of $75,000. On July 1, 1997, Mr. Gibson's annual salary was increased to $150,000. These salaries were approved by a vote of the disinterested directors of the full Board of Directors. See "Compensation Committee Report on Executive Compensation" on page 27 and "Certain Relationships and Related Transactions" on page 30.

The Board of Directors of the Company had a total of three meetings during 2000. No director attended fewer than 75% of the total of such Board meetings and the meetings of the committees upon which he served during the period for which he was a director.

Among its standing committees the Company has an Audit Committee, a Compensation Committee and an Executive Committee.

The Audit Committee consists of William H. Stanley and Charles V. Ricks. This Committee recommends to the Board of Directors the engagement of the independent auditors for the Company, determines the scope of the auditing of the books and accounts of the Company, reviews the reports submitted by the auditors, examines procedures employed in connection with the Company's internal control structure and makes recommendations to the Board of Directors as may be appropriate. This Committee met one time during 2000.

The Compensation Committee consists of E. Wayne Gibson and Robert D. Gorham, Jr. This Committee sets the salaries and other compensation of all officers and directors of the Company, except the salaries of the Chairman of the Board and the Chairman of the Executive Committee, and all other employees whose salaries are at a monthly rate at or above a level as determined from time to time by the Board of Directors. This Committee met two times during 2000.

One of the duties of the Executive Committee is the annual recommendation to the Board of Directors of the size and composition of the Board of Directors. The Executive Committee will consider nominees for the Board of Directors recommended by shareholders. Recommendations by shareholders should be forwarded to the Secretary of the Company and should identify the nominee by name and provide pertinent information concerning his or her background and experience. A shareholder recommendation must be received at least one hundred and twenty days prior to the date of the Annual Meeting of shareholders. The Executive Committee, consisting of Joseph F. Murray, E. Wayne Gibson and Robert D. Gorham, Jr., met three times in 2000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Company's executive compensation program is designed to attract, motivate and fairly reward people with the capabilities required for the Company to achieve its objectives. It is the Company's belief that a program which fulfills the financial and emotional needs of its executives is an important means of retaining them.

The Compensation Committee seeks to align executives' performance objectives with the interests of shareholders, and to structure compensation plans to reach a balance between achievement of short-term business plans and long-term strategic goals. Compensation for executive officers, therefore, is designed to be directly linked to the Company's performance. This is accomplished through annual bonus programs, substantially dependent upon the Company's financial performance, combined with stock options which provide additional value to certain executives as the value of the Common Stock grows. Each of these components has an integral role in the total executive compensation program.

Each of the members of the Compensation Committee is also an executive officer of the Company. Robert D. Gorham, Jr., Chairman of the Board of Directors, and
E. Wayne Gibson, Chairman of the Executive Committee and Secretary, received $75,000 and $150,000, respectively, in compensation from the Company for his services as an officer during 2000. These amounts were determined by the remaining members of the Board of Directors without a recommendation from the Compensation Committee and with Mr. Gorham and Mr. Gibson abstaining from voting in each case. The consideration by the full Board of Directors of the Committee's recommendations regarding Joseph F. Murray's compensation as President and Chief Executive Officer are made without the presence or participation of Mr. Murray.

In general, compensation for each of the Company's associates, including the executive officers, is based on the associate's responsibilities and performance over a period of time. The Company's executive compensation program has four principal components: base salary, annual variable incentive compensation, stock options, and other compensation. The Committee believes these components combine to provide a fair and competitive package, while helping the Company to achieve its objectives, both short- and long-term.

Base Salary: The salary of each executive is regularly reviewed against comparable positions in other companies in the Company's industry. Each executive's base salary is then determined based on that information as well as the individual's performance over time. The Company believes that a position is ultimately only worth a certain amount in base salary, and that additional compensation should be determined by incentives.

Annual Variable Incentive Compensation: The Company believes that, for executives with the most influence on profitability, a meaningful portion of compensation should be "at risk," providing a direct link between pay and the Company's results for the year. The Company has a bonus program that rewards its executives, department managers, and certain other associates based both on the Company's financial performance during each year and the personal performance of the associate. Such incentives are paid in two ways. First is a bonus based upon successfully meeting certain criteria established jointly by the Company and the associate. Second is an annual bonus based upon the Company's financial performance.

The annual bonus for all associates, other than Mr. Murray, is determined by the Compensation Committee following discussions with Mr. Murray, who makes a recommendation on each associate's bonus. The annual bonuses for Mr. Murray and Mr. Loney are determined by the Committee based upon a percentage of adjusted income before taxes for the Company. Mr. McMillan's annual bonus is primarily through a restricted stock award which is only earned if the Company attains pre-determined levels of income before taxes.

Stock Options and Restricted Stock: The Company's long-term incentive compensation for executive officers is designed to focus management's attention on the Company's future. Such long-term compensation is provided through grants of restricted stock and stock options. The number of stock options granted is based upon the executive's salary, performance and responsibilities.

Other Compensation: Each executive officer also receives additional compensation through standard benefit plans available to all associates including, but not limited to, matching contributions pursuant to a 401(k) plan, paid vacation, and group health, life, and disability insurance. The Compensation Committee believes each of these benefits is an integral part of the overall compensation program that helps to ensure that executive officers of the Company receive competitive compensation.

Compensation Committee members are:

             E. Wayne Gibson - Chairman of the Compensation Committee,
                               Chairman of the Executive Committee and Secretary Robert D. Gorham, Jr. - Chairman of the Board of Directors

PERFORMANCE GRAPH

The graph below compares cumulative total shareholder return of the Common Stock for the period from December 31, 1995 to December 31, 2000, with The NASDAQ Stock Market (US) Index and with a Peer Group* of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on December 31, 1995.

------------------------------------------------------------------------------------------------------------------------------------

                                         12/31/95       12/31/96        12/31/97        12/31/98        12/31/99        12/31/00
------------------------------------------------------------------------------------------------------------------------------------

ELLETT BROTHERS INC.                        100.00         63.33           71.17           60.58           92.41           42.36
------------------------------------------------------------------------------------------------------------------------------------

THE NASDAQ STOCK MARKET (US)                100.00        124.27          152.00          214.39          378.12          237.66
------------------------------------------------------------------------------------------------------------------------------------

PEER GROUP                                  100.00         63.81           77.23           87.54           62.30           13.10
------------------------------------------------------------------------------------------------------------------------------------

*The Peer Group is composed of companies that compete with the Company, companies that supply products distributed by the Company, and companies that otherwise operate in the outdoor sporting goods industry. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a Peer Group average. The members of the Peer Group are as follows: Coast Distribution Systems, Inc., Sport Supply Group, Inc., and Sportsman's Guide, Inc.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock of the Company as of February 28, 2001. Information is presented for (i) shareholders owning more than five percent of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers, as a group. Except as otherwise specified, each of the shareholders named in the table has indicated to the Company that such shareholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by that shareholder.

Name                                               Number of Shares(1)       Percent(1)
-------------------------------------------------------------------------------------------
E. Wayne Gibson(2)
     Chairman of the Executive Committee,
     Secretary and Director                            2,620,900(3)            64.2%
Robert D. Gorham, Jr.(2)
     Chairman of the Board                             2,070,900(4)            50.7%
The Tuscarora Corporation(2)                           1,945,000               47.6%
EWG Investments, Inc.(2)                                 550,000               13.5%
Gilder, Gagnon, Howe & Co., L.L.C. (2)                   583,750               14.3%
Dimensional Fund Advisors Inc. (2)                       313,200                7.7%
Joseph F. Murray, Jr.
     President, Chief Executive Officer
     and Director                                        145,918                3.6%
P. Douglas McMillan
     Executive Vice President                            160,000(5)             3.9%
George E. Loney
     Chief Financial Officer                              15,000(6)              .4
William H. Batchelor
     Director                                              5,000(7)              .1
William H. Stanley
     Director                                              3,700                 .1
Charles V. Ricks
     Director                                                 -0-              -0-
All directors and executive officers as a group
     (8 persons)                                       2,950,518               72.3%

----------------------------------------
* Amount represents less than 1.0%

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage ownership is based on 4,082,968 shares on the Record Date.

(2) The address of E. Wayne Gibson, Robert D. Gorham, Jr., The Tuscarora Corporation, and EWG Investments, Inc. is Post Office Box 912, Rocky Mount, North Carolina 27802. The address of Dimension Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The address of Gilder, Gagnon, Howe & Co., L.L.C. is 1775 Broadway, 26th Floor, New York, New York 10019.

(3) Shares reflected as beneficially owned include all shares reflected in the table as beneficially owned by The Tuscarora Corporation and EWG Investments, Inc., 40,000 shares owned by Tuscarora Marketing Group, Inc. and 81,600 shares owned by Tuscarora Foundation, Inc., a charitable foundation of which Mr. Gibson is a director and an executive officer. Mr. Gibson is the sole shareholder and President of EWG Investments, Inc; President, a director and a principal shareholder of The Tuscarora Corporation, and President and a director of Tuscarora Marketing Group, Inc.

(4) Shares reflected as beneficially owned include all shares reflected in the table as beneficially owned by The Tuscarora Corporation, 40,000 shares owned by Tuscarora Marketing Group, Inc. and 85,900 shares owned by Tuscarora Foundation, Inc., a charitable foundation of which Mr. Gorham is a director. Mr. Gorham is the majority shareholder and a director of The Tuscarora Corporation, and the sole shareholder and a director of Tuscarora Marketing Group, Inc.

(5) Shares reflected as beneficially owned include 50,000 shares issuable pursuant to a currently exercisable stock option at $10 per share, 50,000 shares issuable pursuant to a currently exercisable stock option at $15 per share, and 40,000 shares issuable pursuant to a restricted stock grant.

(6) Shares reflected as beneficially owned are issuable pursuant to the exercise of a stock option.

(7) Excludes shares owned by The Tuscarora Corporation and Tuscarora Marketing Group, Inc. Mr. Batchelor is a director of both of such corporations.

Section 16(a) of the 1934 Act requires the directors and officers of the Company to file reports of holdings and acquisitions in Common Stock with the Securities and Exchange Commission ("SEC"). Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to the Company's 2000 fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the date of this report, The Tuscarora Corporation, Tuscarora Marketing Group, Inc., EWG Investments, Inc., and Tuscarora Foundation, Inc. own an aggregate of approximately 64.2% of the outstanding Common Stock. Robert D. Gorham, Jr., E. Wayne Gibson and William H. Batchelor are all directors of the Company and are the three directors of The Tuscarora Corporation. Mr. Gorham is the majority shareholder of The Tuscarora Corporation and Mr. Gibson is a principal shareholder and the President of The Tuscarora Corporation and the sole shareholder and President of EWG Investments, Inc. Mr. Gorham and Mr. Gibson are both directors of Tuscarora Foundation, Inc. See "Security Ownership of Certain Beneficial Owners and Management."

The Tuscarora Corporation and the Company provide each other with certain support services at cost. Payments by the Company as well as amounts received from The Tuscarora Corporation relating to such services have not been material. Pursuant to a policy adopted by the Board of Directors with respect to transactions with affiliates, the Company expects that any arrangement or agreement with The Tuscarora Corporation relating to such support services will be on terms no less favorable to the Company than available in transactions of such nature with unrelated third parties.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.  Financial Statements: See Item 8 of this report on Form 10-K.

2.  Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts - Page 32

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, have been omitted.

3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits on pages 34 and 35 are filed as part of this report.

(b) On March 9, 2001, a report on Form 8-K was filed announcing the approval of a cash-out merger between the Company and certain corporations owned by members of the Company's management (the "Acquirers"). The merger will result in a payment of $3.20 per share for all shares of the Company not already owned by the Acquirers. This price represents a 16.4% increase over the $2.75 original price per share offered by the Acquirers on November 6, 2000. The transaction is subject to approval of the Company's shareholders. In an unrelated matter, the Company announced the pending delisting from the NASDAQ SmallCap Market for failure to maintain a minimum of two active market makers for its stock in compliance with NASDAQ Marketplace Rule 431(c)(1).

     On March 22, 2001, a report on Form 8-K was filed relating to the announcement of the delisting from the NASDAQ SmallCap Market effective March 23, 2001.

                              ELLETT BROTHERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                 (IN THOUSANDS)


                                                     Balance at      Charged to       Charged to                      Balance at
                                                     Beginning          Cost/           Other                             End
                         Description                 of Period        Expenses         Accounts       Deductions       of Period
                         -----------                 ---------        --------         --------       ----------       ---------

  2000
             Allowance for Doubtful Accounts           $  634          $1,107           $  783 (B)      $1,911 (A)      $  613
                                                       ======          ======           ======          ======          ======

             Allowance for Obsolete Inventory          $  535 (C)      $   11 (D)       $    -          $    5          $  541
                                                       ======          ======           ======          ======          ======


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

------------------------

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

ELLETT BROTHERS, INC.
(Registrant)


Date: April 12, 2001                  By:   /s/ Joseph F. Murray, Jr.
                                          -------------------------------------
                                          Joseph F. Murray, Jr.
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


            Signature                                    Title                         Date
            ---------                                    -----                         ----

/s/ Robert D. Gorham, Jr.                       Chairman of the Board              April 12, 2001
--------------------------------
Robert D. Gorham, Jr.


/s/ Joseph F. Murray, Jr.                      Director, President and             April 12, 2001
--------------------------------               Chief Executive Officer
Joseph F. Murray, Jr.


/s/ George E. Loney                            Chief Financial Officer             April 12, 2001
--------------------------------
George E. Loney


/s/ E. Wayne Gibson                      Director, Chairman of the Executive       April 12, 2001
--------------------------------               Committee and Secretary
E. Wayne Gibson


/s/ William H. Batchelor                               Director                    April 12, 2001
--------------------------------
William H. Batchelor


/s/ Charles V. Ricks                                   Director                    April 12, 2001
--------------------------------
Charles V. Ricks


/s/ William H. Stanley                                 Director                    April 12, 2001
--------------------------------
William H. Stanley

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

10(h) Amendment dated July 30, 1999 to the Financing and Security Agreement filed as Exhibit 10(a).

10(i) Amendment dated October 8, 1999 to the Financing and Security Agreement filed as Exhibit 10(a).

10(j) Amendment dated June 21, 2000 to the Financing and Security Agreement filed as Exhibit 10(a).

10(k) Amendment dated October 12, 2000 to the Financing and Security Agreement filed as Exhibit 10(a).

10(l) Amendment dated December 8, 2000 to the Financing and Security Agreement filed as Exhibit 10(a).

21 Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.