Form 10-Q
period 2001-03-31
ELLETT BROTHERS INC
filed 2001-05-15
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2001
                                          --------------

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
Yes   X      No
    -----       ---------

As of April 30, 2001, 4,082,968 shares of no par value common stock of the registrant were outstanding.

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001

                                      INDEX


PART I.    FINANCIAL INFORMATION
                                                                                                             PAGE
                                                                                                             ----
Item 1.  Financial Statements

         Condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000                      3

         Condensed consolidated statements of operations for the three months ended
            March 31, 2001 and 2000                                                                            4

         Condensed consolidated statements of cash flows for the three months ended
            March 31, 2001 and 2000                                                                            5

         Notes to condensed consolidated financial statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            9



PART II.   OTHER INFORMATION
                                                                                                             PAGE
                                                                                                             ----

Item 6.  Exhibits and Reports on Form 8-K                                                                     11

                                                                       Form 10-Q
                                                                          Page 3


PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    March 31,        Dec. 31,
                                                                                      2001             2000
                                                                                    --------         --------
ASSETS                                                                             (unaudited)      (see note)
Current assets:
  Cash and cash equivalents                                                         $    203         $    216
  Accounts receivable, less allowance for doubtful accounts of $566 and $613
    at March 31, 2001 and December 31, 2000, respectively                             21,618           21,361
  Other accounts receivable                                                            1,328            1,278
  Inventories                                                                         45,112           41,855
  Prepaid expenses                                                                     2,701            1,662
  Deferred income tax asset                                                              865              898
                                                                                    --------         --------
    Total current assets                                                              71,827           67,270
                                                                                    --------         --------
Property, plant and equipment, at cost, less accumulated depreciation                  8,383            8,716
Other assets:
  Intangible assets, at cost, less accumulated amortization                            1,846            1,935
  Other assets                                                                             1                1
                                                                                    --------         --------
    Total other assets                                                                 1,847            1,936
                                                                                    --------         --------
                                                                                    $ 82,057         $ 77,922
                                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                           $ 15,602         $  6,470
  Accrued expenses                                                                     2,177            1,738
  Current portion of long-term debt                                                      929              917
                                                                                    --------         --------
    Total current liabilities                                                         18,708            9,125
Revolving credit facility                                                             35,362           39,236
Long-term debt                                                                         4,128            4,315
Deferred income tax liability and other                                                  618              769
Commitments and contingencies (See Note 7) Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)                            --               --
  Common stock, no par value
    (20,000 shares authorized, 4,083 shares issued and outstanding
    as of March 31, 2001 and as of December 31, 2000)                                  9,278            9,278
  Common stock subscribed                                                                 42               42
  Subscription receivable                                                               (465)            (465)
  Retained earnings                                                                   14,344           15,592
  Accumulated other comprehensive income                                                  42               30
                                                                                    --------         --------
    Total shareholders' equity                                                        23,241           24,477
                                                                                    --------         --------
                                                                                    $ 82,057         $ 77,922
                                                                                    ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                       Form 10-Q
                                                                          Page 4



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                              Three Months Ended
                                                                   March 31,
                                                          -------------------------

                                                            2001             2000
                                                          --------         --------

Sales                                                     $ 35,467         $ 36,667
Cost of goods sold                                          30,374           29,880
                                                          --------         --------
       Gross profit                                          5,093            6,787


Selling, general and administrative expenses                 6,292            5,980
                                                          --------         --------
       Income (loss) from operations                        (1,199)             807


Other income (expense) :
    Interest income                                            125              115
    Interest expense                                          (814)            (630)
    Other, net                                                  --               (8)
                                                          --------         --------
       Income (loss) before income taxes                    (1,888)             284


Income tax expense (benefit)                                  (640)             127
                                                          --------         --------


Net income (loss)                                         $ (1,248)        $    157
                                                          ========         ========

Basic and diluted earnings (loss) per common share        $  (0.31)        $   0.04
                                                          ========         ========


Weighted average shares outstanding                          4,083            4,317
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

                                                                       Form 10-Q
                                                                          Page 5



                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      -------------------------

                                                                                        2001             2000
                                                                                      --------         --------

Cash flows from operating activities:
  Net income (loss)                                                                   $ (1,248)        $    157
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
    Non-cash charges to income                                                             651              (35)
    Changes in assets and liabilities:
       Receivables                                                                        (533)             102
       Inventories                                                                      (3,257)          (8,318)
       Prepaid expenses                                                                 (1,039)            (856)
       Accounts payable, trade                                                           9,132            8,126
       Accrued expenses                                                                    439              805
                                                                                      --------         --------
         Net cash provided by (used in) operating activities                             4,145              (19)
                                                                                      --------         --------

Net cash used in investing activities                                                     (121)            (506)
                                                                                      --------         --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                         32,360           38,068
  Gross repayments on revolving credit facility                                        (36,234)         (37,400)
  Principal payments on long-term debt                                                    (163)            (150)
  Dividends to shareholders                                                                 --             (173)
                                                                                      --------         --------
         Net cash provided by (used in) financing activities                            (4,037)             345
                                                                                      --------         --------

         Net decrease in cash and cash equivalents                                         (13)            (180)

Cash and cash equivalents :
  Beginning of period                                                                      216              346
                                                                                      --------         --------
  End of period                                                                       $    203         $    166
                                                                                      ========         ========

Supplemental disclosure of non-cash financing activities:

|X| The change in net unrealized gain on investment securities available for sale was $12 for the three months ended March 31, 2001.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001
                      (in thousands, except per share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

2.   INVENTORIES

         Inventories consisted of the following:

                      March 31,      December 31,
                         2001           2000
                       -------        -------
Finished goods         $44,102        $40,848
Raw materials              536            700
Work in process            474            307
                       -------        -------
                       $45,112        $41,855
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

4.   EARNINGS AND DIVIDENDS PER COMMON SHARE

Although the Company had options outstanding during portions of the three months ended March 31, 2001 and 2000, they have an antidilutive effect on earnings
(loss) per share for each period. As such, basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000 are computed as net income (loss) divided by the weighted average shares outstanding. No dividends were declared or paid in the quarter ended March 31, 2001.

5.       COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The Company's comprehensive income (loss) for the three month periods ended March 31, 2001 and 2000 was ($1,262) and $153, respectively. The following table reconciles net income (loss) to comprehensive income (loss) for the three month periods ended March 31, 2001 and 2000:

                                                                            2001            2000
                                                                          -------         -------
Net income (loss)                                                         $(1,248)        $   157
Other comprehensive income (loss) on available for sale securities             12              (4)
                                                                          -------         -------
Comprehensive income (loss)                                               $(1,236)        $   153
                                                                          =======         =======

                                                                       Form 10-Q
                                                                          Page 7


6. BUSINESS SEGMENT INFORMATION

The Company's reportable segments are business units that offer different products and have separate management teams and infrastructures. The business units have been aggregated into two reportable segments. These segments are:
Hunting, Shooting, Camping, Archery & Outdoor Products ("HS&A") and Marine Products. The "Other" segment includes the Company's subsidiary operations, except for Archery Center International, which is included in HS&A.

The accounting policies of the segments are the same as those described in the Company's annual report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the quarter ended March 31, 2001 and 2000 (in millions):

-------------------------------------------------------------------------------------
                  2001          HS&A          MARINE         OTHER          TOTAL
-------------------------------------------------------------------------------------
Sales                          $ 28.9        $   6.1        $    .5        $ 35.5
Operating income (loss)          (1.2)            .3            (.3)         (1.2)
Identifiable segment assets      54.3            9.9            2.5          66.7
Capital expenditures               .1             .0             .0            .1
Depreciation                       .4             .1             .0            .5
-------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------
                  2000          HS&A          MARINE         OTHER          TOTAL
-------------------------------------------------------------------------------------
Sales                          $ 29.4        $   6.9        $    .4        $ 36.7
Operating income (loss)            .7             .4            (.3)           .8
Identifiable segment assets      52.0           11.9            2.4          66.3
Capital expenditures               .5             .0             .0            .5
Depreciation                       .3             .1             .0            .4
-------------------------------------------------------------------------------------

A reconciliation of total segment operating income (loss) to total consolidated income (loss) before taxes for the quarter ended March 31 (in millions) is as follows:

-------------------------------------------------------------------------------
                                                    2001            2000
-------------------------------------------------------------------------------
Operating income (loss)                          $   (1.2)          $   .8
Interest income and other income, net                  .1               .1
Interest expense                                      (.8)             (.6)
 ...............................................................................
Income (loss) before taxes                       $   (1.9)          $   .3
-------------------------------------------------------------------------------

A reconciliation of identifiable segment assets to total assets for the quarter ended March 31 (in millions) is as follows:

-------------------------------------------------------------------------------
                                                    2001              2000
-------------------------------------------------------------------------------
Identifiable segment assets                      $  66.7            $  66.3
Other corporate assets                              15.4               16.1
 ...............................................................................
      Total assets                               $  82.1            $  82.4
-------------------------------------------------------------------------------

7. CONTINGENCIES

The Company is a party to litigation in connection with the distribution of its inventory. Over the past three years, thirty cities and/or counties, states, and one advocacy group have filed lawsuits against the firearms industry as a whole. These lawsuits list numerous manufacturers and distributors as defendants in the claims. To date, three of the thirty-one suits have been dismissed, as the judges have found the complaints "without standing" under the laws of their respective states. The Company was named in five of these remaining twenty-eight suits. The Company and all distributors were dismissed from one of these lawsuits (the Hamilton-Cargill lawsuit) in the first quarter of 1999. The remaining defendants appealed the ruling and in April of 2001 the appeals court reversed the ruling in favor of the defendants. There are three remaining industry-wide cases in which the Company is named. Although the outcome cannot be predicted, it is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

In recent years, an increasing amount and variety of legislation aimed at eliminating or limiting the production, sale, possession, ownership and use of certain kinds of firearms has been introduced in the United States Congress and in various state legislatures, and the Company expects that such legislation will continue to be introduced in the future. In addition, certain states and other local governments have already adopted, or are currently considering the adoption of, laws aimed at the control of firearm possession and ownership by the public. There can be no assurance that existing and

                                                                       Form 10-Q
                                                                          Page 8


future gun control legislation will not have a substantial negative impact on consumer demand for firearms and result in a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 2000, and the consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended March 31, 2001 were $35.5 million, as compared to $36.7 million for the same period in 2000, a decrease of $1.2 million, or 3.3%. Included in these amounts were sales from the subsidiaries of $1.6 million for of the three month periods ended March 31, 2001 and 2000.

Sales for the distribution business were affected in the first quarter of 2001 by slow retail sales and competitive discounting. Consequently, sales in our distribution business were down $1.2 million, or 3.4%. Sales in our marine accessories were impacted the most by the above, and were down $800,000, or 11.8%. Sales in the hunting and shooting sports were essentially flat in comparison to last year. Our camping, archery and outdoor accessories sales were down $300,000, or 3.8%.

Gross profit was $5.1 million (14.4% of sales) for the three months ended March 31, 2001, as compared to $6.8 million (18.5% of sales) for the same period in 2000. As previously discussed, the competitive discounting adversely affected margins. Additionally, the sales mix of lower margin items in 2001 had an impact in comparison to the mix in 2000.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2001 were $6.3 million (17.7% of sales) as compared to $6.0 million (16.3% of sales) for the same period in 2000, an increase of $300,000 or 5.2%. The increase in expenses was affected by a reimbursement in 2000 in associate insurance along with one less month of depreciation for the new computer system in the first quarter of 2000.

Income tax benefit was $640,000 for the three months ended March 31, 2001, as compared to $127,000 in income tax expense for the same period in 2000.

Net loss for the three months ended March 31, 2001 was $1.3 million ($.31 per basic and diluted share) as compared to a net income of $157,000 ($0.04 per basic and diluted share) for the three months ended March 31, 2000 as a result of the above noted factors.

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

                                                                       Form 10-Q
                                                                          Page 9


Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2001 as compared to net cash used by operating activities of $19,000 for the same period in 2000. For the quarter ended March 31, 2001, the Company incurred a net loss as compared to net income for the same period in 2000. This was offset by the Company's non-cash charges to income, primarily depreciation and amortization along with an increase in payables partially offset by an increase in inventory. The net result was an increase in cash provided from operations.

Net cash used in investing activities was $121,000 for the three months ended March 31, 2001 as compared to $506,000 for the same period in 2000. The net cash used was primarily for computer equipment.

Net cash used in financing activities was $4.0 million for the three months ended March 31, 2001 as compared to $345,000 provided in the same period in 2000. During the quarter ended March 31, 2001, the Company used its cash provided by operating activities to reduce its revolving credit facility.

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

Principal maturities on the Company's industrial revenue bonds for the remainder of 2001 will be $742,000, and maturities for 2002 and 2003 will be $967,000 and $1,017,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $355,000 for the remainder of 2001, and $410,000 and $356,000 for 2002 and 2003, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 2001 and for the foreseeable future.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to lawsuits; the Company's ability to obtain liability insurance coverage for firearm related claims; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($35.3 at March 31, 2001 and $39.2 million at December 31, 2000). The Company does not currently use derivative financial instruments.

                                                                       Form 10-Q
                                                                         Page 10


Approximately $5.1 million and $5.2 million of the Company's debt at March 31, 2001 and December 31, 2000, respectively, was subject to fixed interest rates and principal payments. This debt consists of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $40.0 million. The term of the Facility expires on January 31, 2002. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.00% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At March 31, 2001, the interest rate was 7.53%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $41.4 million at March 31, 2001 ($45.0 million at December 31, 2000). Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at March 31, 2001:

  Maturity Date            Fixed Rate Debt             Interest Rate
------------------------------------------------------------------------------
       2001                  $    742,000                   7.5%
       2002                       967,000                   7.5%
       2003                     1,017,000                   7.5%
       2004                     1,067,000                   7.5%
       2005                     1,117,000                   7.5%
    Thereafter                    147,000                   7.5%
------------------------------------------------------------------------------
                             $  5,057,000                   7.5%

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

                           Ellett Brothers, Inc.



Date: May 15, 2001
                           By:            /s/ Joseph F. Murray, Jr.
                               -------------------------------------------------
                                            Joseph F. Murray, Jr.
                               President, Chief Executive Officer and Director




                           By                /s/ George E. Loney
                               -------------------------------------------------
                                               George E. Loney
                                           Chief Financial Officer
                                 (principal financial and accounting officer)