Form 10-K405/A
period 2000-12-31
ELLETT BROTHERS INC
filed 2001-07-16
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended December 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from          to
                                                      ---------   ---------

                         Commission File Number 0-21632

                              ELLETT BROTHERS, INC.
             (Exact name of Registrant as specified in its charter)

SOUTH CAROLINA                                          57-0957069
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


267 COLUMBIA AVENUE, CHAPIN, SOUTH CAROLINA             29036
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


On October 8, 1999, the Company purchased Archery Center International, Inc. ("ACI") of Monroe, Michigan. ACI is a distributor of archery products. The Company expects to grow their archery products business by offering additional product lines to existing customers. At the time of purchase, all of the assets were transferred to a wholly-owned subsidiary that was incorporated in the State of South Carolina.


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

ITEM 2.           PROPERTIES

The Company's operations are carried out at five separate locations. The following table sets forth certain information regarding each of these facilities:

                                                 Approximate
                                               Aggregate Usable
                                                  Square Feet           Status
                  -------------------------------------------------------------
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

Quarter Ended:                High         Low        Dividend
----------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands except per share and other data)       2000         1999        1998       1997(3)           1996
-----------------------------------------------------------------------------------------------------------------
Sales                                             $ 157,324     $168,056    $147,130    $ 152,500        $147,666
Income (loss) before income taxes                      (367)       5,612       4,750       (1,353)          2,673
Net income (loss)                                      (329)       3,575       3,012         (815)          1,687
Basic and diluted earnings (loss) per share           (0.08)        0.83        0.61        (0.16)           0.33
Dividends paid per share(1)                            0.16         0.16        0.08         0.08            0.08
Weighted average number of
  shares outstanding                                  4,281        4,313       4,955        5,148           5,135
Working capital                                      58,395       50,894      46,538       48,140          55,029
Total assets                                         77,922       72,926      64,769       63,614          73,688
Long-term debt obligations                           43,801       35,596      32,297       33,187          38,472
Shareholders' equity                                 24,477       26,093      22,932       23,336          24,637
Other data:
Number of business units at year end                    120          126         127          139             145
Number of customers served during year(2)            19,500       20,065      20,677       23,800          25,890


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

Gross profit for the year ended December 31, 2000 was $28.7 million (18.2% of sales) as compared to $30.5 million (18.2 % of sales) in 1999. Cost of goods sold were $128.7 million in 2000 as compared to $137.5 million in 1999. The decrease in cost of goods sold is directly proportionate to, and attributable to, the decline in sales for the year. Gross profit for our distribution business decreased by $2.9 million, while gross profit as a percentage of sales increased by 12 basis points. Gross profit for our subsidiaries, excluding ACI, declined $189,000, while gross profit as a percentage of sales increased by 150 basis points. These decreases were partially offset by an increase in gross profits of approximately $1.2 million for ACI which was not acquired until the fourth quarter of 1999. Although our gross profit as a percentage of sales in our distribution business and our subsidiaries increased, our overall gross profit as a percentage of sales was flat because of a slight change in mix towards the distribution business.

Selling, general and administrative expenses in 2000 were $26.0 million (16.5% of sales) as compared to $22.7 million (13.5% of sales), an increase of 14.5%. Excluding ACI, expenses were up 10.1%. In 2000, expenses excluding ACI increased as a result of the implementation and costs associated with the start up of the new computer system that was placed in service in 2000, higher depreciation related to the new system, legal expenses incurred in connection with the industry lawsuits, temporary warehouse labor, and one-time information technology and warehouse consulting projects. The increase in SG&A, excluding ACI, was composed of the following items: (1) depreciation expense increased by approximately $914,000, primarily from the new computer software, (2) legal expenses increased by approximately $318,000, (3) consulting expenses increased by approximately $816,000, and (4) temporary contract labor expense increased by $206,000. The net increase of all other expense categories was approximately $13,000.


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


Sales from our subsidiaries in 1999, which includes our acquisition of ACI, were $7.0 million, as compared to $6.1 million, an increase of $900,000 or 14.3%, Excluding ACI, sales were down 4.5% in 1999 compared to 1998, mainly due to a cancellation of a large sale to a major account.


Gross profit for the year ended December 31, 1999 was $30.5 million (18.2% of sales) as compared to $26.4 million (18.0% of sales) in 1998. This increase was primarily achieved in our distribution business with hunting and shooting sports products accounting for the largest part of the increase. Cost of goods sold was $137.5 million as compared to $120.7 million in 1998. The increase was primarily attributable to increased sales. The decrease in cost of goods sold as a percentage of sales is attributable to better gross margins as a percentage of sales in our distribution business, offset somewhat by an increase in cost of goods sold as a percentage of sales in our subsidiaries.


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

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $45.0 million at December 31, 2000 ($37.0 million at December 31, 1999). Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at December 31, 2000:

Maturity Date                     Fixed Rate Debt     Interest Rate
----------------------------------------------------------------------
2001                                 $  917,000          7.5%
2002                                    967,000          7.5%
2003                                  1,017,000          7.5%
2004                                  1,067,000          7.5%
2005                                  1,117,000          7.5%
Thereafter                              147,000          7.5%
----------------------------------------------------------------------
                                     $5,232,000          7.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)                                       December 31,
--------------------------------------------------------------------------------------------------
Assets                                                                           2000         1999
                                                                                 ----         ----
Current assets:
    Cash and cash equivalents                                                $    216     $    346
    Accounts receivable, less allowance for doubtful accounts of $613
        and $634 at December 31, 2000 and 1999, respectively                   21,361       21,777
    Other accounts receivable                                                   1,278        1,109
    Inventories                                                                41,855       36,061
    Prepaid expenses                                                            1,662        1,154
    Deferred income tax asset                                                     898          834
--------------------------------------------------------------------------------------------------
        Total current assets                                                   67,270       61,281
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost, less
    accumulated depreciation                                                    8,716        9,352
Other assets:
    Intangible assets, at cost, less accumulated amortization                   1,935        2,292
    Other assets                                                                    1            1
--------------------------------------------------------------------------------------------------

        Total other assets                                                      1,936        2,293
--------------------------------------------------------------------------------------------------
                                                                             $ 77,922     $ 72,926
==================================================================================================

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
    Accounts payable, trade                                                  $  6,470     $  7,891
    Accrued expenses                                                            1,738        1,780
    Income tax payable                                                             --           99
    Current portion of long-term debt                                             917          617
--------------------------------------------------------------------------------------------------

        Total current liabilities                                               9,125       10,387
--------------------------------------------------------------------------------------------------

Revolving credit facility                                                      39,236       30,327
Long-term debt                                                                  4,315        5,269
Deferred income tax liability and other                                           769          850
Commitments and contingencies (see Notes 11 and 16)
Shareholders' equity:
    Preferred stock, no par value (5,000 shares authorized,
        no shares issued or outstanding)                                           --           --
    Common stock, no par value (20,000 shares authorized, 4,083 and 4,317 shares issued and outstanding as of December 31,
        2000 and 1999, respectively)                                            9,278        9,652
    Common stock subscribed                                                        42          317
    Unearned compensation                                                          --          (12)
    Subscription receivable                                                      (465)        (465)
    Retained earnings                                                          15,592       16,608

    Accumulated other comprehensive income (loss)                                  30           (7)
--------------------------------------------------------------------------------------------------

        Total shareholders' equity                                             24,477       26,093
--------------------------------------------------------------------------------------------------
                                                                             $ 77,922     $ 72,926
--------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

                                                         For the year ended December 31,
                                                      -------------------------------------
                                                         2000          1999          1998
Sales                                                 $ 157,324     $ 168,056     $ 147,130
Cost of goods sold                                      128,651       137,529       120,685
        Gross profit                                     28,673        30,527        26,445
Selling, general and administrative expenses             25,957        22,673        19,706
        Income from operations                            2,716         7,854         6,739
Other income (expenses):
        Interest income                                     440           445           481
        Interest expense                                 (3,486)       (2,674)       (2,497)
Other income (expense), net                                 (37)          (13)           27
        Total other expense, net                         (3,083)       (2,242)       (1,989)
        Income (loss) before income taxes                  (367)        5,612         4,750
Income tax expense (benefit)                                (38)        2,037         1,738
Net income (loss)                                     $    (329)    $   3,575     $   3,012
Basic and diluted earnings (loss) per common share    $   (0.08)    $    0.83     $    0.61
Weighted average shares outstanding                       4,281         4,313         4,955


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except per share data)





                                            Common      Common Stock     Unearned    Subscription      Retained      Comprehensive
                                            Stock        Subscribed   Compensation    Receivable       Earnings      Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity at 12/31/97           $ 12,833        $    --         $(177)        $(452)        $ 11,111
Comprehensive income:
    Net income                                   --             --            --            --            3,012         $ 3,012
    Change in unrealized gain on
    available for sale securities                --             --            --            --               --              21
                                                                                                                        -------
    Comprehensive income                                                                                                $ 3,033
                                                                                                                        =======
Dividends paid, $0.08 per share                  --             --            --            --             (407)
Repurchase of 824 shares of
    common stock                             (3,274)            --            --            64               --
Award of 20 shares of common
stock to an executive officer                    --             93            --            --               --
Interest on subscription receivable              --             --            --           (35)              --
Amortization of unearned
    compensation                                 --             --           122            --               --
---------------------------------------------------------------------------------------------------------------
Shareholders' equity at 12/31/98              9,559             93           (55)         (423)          13,716
Comprehensive income:
    Net income                                   --             --            --            --            3,575         $ 3,575
    Change in unrealized gain on
    available for sale securities                --             --            --            --               --             (49)
                                                                                                                        -------
    Comprehensive income                                                                                                $ 3,526
                                                                                                                        =======
Dividends paid, $0.16 per share                  --             --            --            --             (683)
Issuance of 20 shares of common
    stock to an executive officer                93            (93)           --            --               --
Award of 40 shares of common
    stock to an executive officer                --            275            --            --               --
Award of 10 shares of common
    stock to an executive officer                --             42            --           (42)              --
Amortization of unearned
    compensation                                 --             --            43            --               --
---------------------------------------------------------------------------------------------------------------
Shareholders' equity at 12/31/99              9,652            317           (12)         (465)          16,608
Comprehensive loss:
    Net loss                                     --             --            --            --             (329)        $  (329)
    Change in unrealized loss on
    available for sale securities                --             --            --            --               --              37
                                                                                                                        -------
    Comprehensive loss                                                                                                  $  (292)
                                                                                                                        =======
Dividends paid, $0.16 per share                  --             --            --            --             (687)
Repurchase of 274 shares of
    common stock                               (649)            --            --            --               --
Issuance of 40 shares of common
    stock to an executive officer               275           (275)           --            --               --
Amortization of unearned
    compensation                                 --             --            12            --               --
---------------------------------------------------------------------------------------------------------------
Shareholders' equity at 12/31/00           $  9,278        $    42         $  --         $(465)        $ 15,592
===============================================================================================================




                                             Accumulated
                                                Other
                                            Comprehensive
                                             Income (Loss)     Total
----------------------------------------------------------------------
Shareholders' equity at 12/31/97              $    21         $ 23,336
Comprehensive income:
    Net income                                     --            3,012
    Change in unrealized gain on
    available for sale securities                  21               21
    Comprehensive income
Dividends paid, $0.08 per share                    --             (407)
Repurchase of 824 shares of
    common stock                                                (3,210)
Award of 20 shares of common
stock to an executive officer                      --               93
Interest on subscription receivable                --              (35)
Amortization of unearned
    compensation                                   --              122
                                              ------------------------
Shareholders' equity at 12/31/98                   42           22,932
Comprehensive income:
    Net income                                     --            3,575
    Change in unrealized gain on                  (49)             (49)
    available for sale securities
    Comprehensive income
Dividends paid, $0.16 per share                    --             (683)
Issuance of 20 shares of common
    stock to an executive officer                  --
Award of 40 shares of common
    stock to an executive officer                  --              275
Award of 10 shares of common
    stock to an executive officer                  --               --
Amortization of unearned
    compensation                                   --               43
                                              ------------------------
Shareholders' equity at 12/31/99                   (7)          26,093
Comprehensive loss:
    Net loss                                       --             (329)
    Change in unrealized loss on                   37               37
    available for sale securities
    Comprehensive loss
Dividends paid, $0.16 per share                    --             (687)
Repurchase of 274 shares of                                       (649)
    common stock                                   --
Issuance of 40 shares of common
    stock to an executive officer                  --               --
Amortization of unearned
    compensation                                   --               12
                                              ------------------------
Shareholders' equity at 12/31/00              $    30         $ 24,477
                                              ========================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                                  For the year ended December 31,
                                                                                                   2000         1999         1998
                                                                                                ---------    ---------    ---------
Cash flows from operating activities:
         Net income (loss)                                                                      $    (329)   $   3,575    $   3,012
         Adjustments to reconcile net income (loss) to net cash provided by (used in)
                  operating activities:
                  Depreciation and amortization                                                     2,072        1,054          983
                           Deferred income taxes                                                      (95)        (434)         421
                           Provision for loss on accounts receivable                                1,107          576          374
                           Amortization of unearned compensation                                       12           43          122
                           Stock award to executive officer                                            --          275           93
                           Gain on sale of property and equipment                                      --          (15)          --
                           Changes in operating assets and liabilities (net of impact of acquisition):
                                Receivables                                                          (860)      (1,680)      (1,135)
                                Inventories                                                        (5,794)      (2,195)        (605)
                                Prepaid expenses                                                     (508)        (193)         540
                                Accounts payable, trade                                            (1,421)         742        2,725
                                Accrued expenses                                                      (42)         541         (645)
                                Income tax payable                                                    (99)          99           --
                                Other                                                                 (50)         331          (25)
                                    Net cash provided by (used in) operating activities            (6,007)       2,719        5,860
Cash flows from investing activities:
         Purchases of property and equipment                                                       (1,070)      (2,561)      (1,596)
         Purchase of intangibles and other assets                                                      (9)        (471)          --
         Proceeds from sale of property and equipment                                                  --          140            3
         Purchase of assets in business acquisition                                                    --       (2,281)          --
                                    Net cash used in investing activities                          (1,079)      (5,173)      (1,593)
Cash flows from financing activities:
         Gross borrowings on revolving credit facility                                            170,277      174,158      150,304
         Gross repayments on revolving credit facility                                           (161,368)    (170,292)    (150,606)
         Principal payments on long-term debt                                                        (617)        (566)        (517)
         Principal payments on capital lease obligations                                               --           --           (8)
         Increase in subscription receivable                                                           --           --           35
         Repurchase of common stock                                                                  (649)          --       (3,210)
         Dividends to shareholders                                                                   (687)        (683)        (407)
                                    Net cash provided by (used in) financing activities             6,956        2,617       (4,479)
                                    Net increase (decrease) in cash and cash equivalents             (130)         163         (212)
Cash and cash equivalents:
         Beginning of year                                                                      $     346    $     183    $     395
End of year                                                                                     $     216    $     346    $     183
Cash payments for interest                                                                      $   3,395    $   2,656    $   2,491
Cash payments for income taxes                                                                  $     533    $   2,372    $   1,080

Supplemental disclosure of non-cash investing and financing activities:

- The change in net unrealized gain (loss) on investment securities available for sale was $37 and ($49) for the years ended December 31, 2000 and 1999, respectively.

- During 2000 and 1999, the Company issued $275 and $93, respectively, of common stock to an executive officer from common stock subscribed.

- During 1999, the Company agreed to issue $42 of common stock to an executive officer in exchange for a subscription receivable.

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

Property, plant and equipment
Property, plant and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets which range as follows:

Description                                               Years
-----------                                              -------
Buildings and improvements                               25 - 39
Furniture, fixtures and equipment                         3 - 10

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



Intangible assets
Intangible assets principally represent the amount by which costs of acquired net assets exceeded their related fair value ("goodwill") and costs of acquired non-compete agreements. The non-compete agreements are being amortized over the original terms of the agreements. Intangible assets are amortized using the following methods and estimated useful lives:



         Description                         Method                     Years
         ----------------------------------------------------------------------
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



4.       ACQUISITION



In October of 1999, the Company purchased the assets of Archery Center International, Inc. (ACI) located in Monroe, Michigan. ACI is a leading distributor in the archery industry. The Company paid $2,281 in cash for these assets. The purchase price exceeded the book value of ACI's assets by $420. The purchase price was allocated as follows:



                           Inventory                          $   1,726
                           Prepaid expenses                          13
                           Property, plant and equipment            122
                           Goodwill                                 420
                                                              ---------
                                                              $   2,281
                                                              =========


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

5.       INVENTORIES

         Inventories consisted of the following at December 31:

                                               2000         1999
         ---------------------------------------------------------
         Finished goods                      $40,848       $34,686
         Raw materials                           700         1,048
         Work in progress                        307           327
         ---------------------------------------------------------
                                             $41,855       $36,061
         =========================================================

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December
         31:

                                                       2000               1999
         ----------------------------------------------------------------------
         Land                                       $    201           $    201
         Buildings and improvements                    6,587              6,554
         Furniture, fixtures and equipment            11,734             10,697
         ----------------------------------------------------------------------
                                                      18,522             17,452
         Less accumulated depreciation                (9,806)            (8,100)
         ----------------------------------------------------------------------
                                                    $  8,716           $  9,352
         ======================================================================


7.       INTANGIBLE ASSETS

         Intangible assets consisted of the following at December 31:

                                                  2000              1999
         ----------------------------------------------------------------
         Deferred financing costs               $   336           $   336
         Licenses                                   253               244
         Goodwill                                 1,028             1,028
         Non-compete agreements                   2,050             2,050
         ----------------------------------------------------------------
                                                  3,667             3,658
         Less accumulated amortization           (1,732)           (1,366)
         ----------------------------------------------------------------
                                                $ 1,935           $ 2,292
         ================================================================

8.       INVESTMENT SECURITIES

         The cost and estimated market value of investment securities at December 31, 2000 and 1999 are as follows:

                                                               Gross        Gross        Gross          Estimated
                                                               Amortized    Unrealized   Unrealized     Market
Year                                                           Cost         Gains        Losses         Value
-----------------------------------------------------------------------------------------------------------------
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

10.      LONG-TERM DEBT

         Long-term debt consisted of the following at December 31:

                                                                                                 2000         1999
-------------------------------------------------------------------------------------------------------------------
Industrial Revenue Refunding Bonds, Series 1988 ("IRB") collateralized by real                  $ 6,384      $ 7,000
         estate. The fixed interest of 7.5% due to bond holders semi-annually is required to be deposited with the Trustee monthly in an amount equal to one-sixth of the next interest payment. The Company also pays one-twelfth of the next principal payment (by way of annual maturity or annual mandatory sinking fund redemption) to the Trustee monthly in addition to the interest. The bonds are due September, 2008.
Industrial revenue refunding bond reserve on deposit with the Trustee                            (1,152)      (1,114)
--------------------------------------------------------------------------------------------------------------------
                                                                                                  5,232        5,886
Less, current portion                                                                              (917)        (617)
--------------------------------------------------------------------------------------------------------------------
                                                                                                $ 4,315      $ 5,269
====================================================================================================================

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



Principal maturities and sinking fund requirements for long-term debt at December 31, 2000 are as follows:



         For year ending December 31,
         ----------------------------------------------
         2001                                   $   917
         2002                                       967
         2003                                     1,017
         2004                                     1,067
         2005                                     1,117
         Thereafter                                 147
         ----------------------------------------------
                                                $ 5,232
         ==============================================


Under the bond agreement, as amended, annual cash dividends are limited to 60% of annual net income (adjusted for non-cash charges), a required minimum fixed charge ratio of 1.25:1 (adjusted for non-cash charges), a required minimum current ratio of 1.17:1, and a required minimum shareholders' equity level (as defined) of $6,000 at December 31, 1996 and thereafter. At December 31, 2000, the Company was in violation of the cash dividend restriction. On April 6, 2001 this violation was waived for the fiscal year ended December 31, 2000.

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

Rent expense under these subsidiaries' leases approximated $224, $149, and $125 in the years ended December 31, 2000, 1999, and 1998, respectively. The following is a summary of the future rental payments as of December 31, 2000:


         For year ending December 31,
         -------------------------------------------
         2001                                $   706
         2002                                    600
         2003                                    436
         2004                                    404
         2005                                    332
         Thereafter                              878
         -------------------------------------------
                                             $ 3,356
         ===========================================

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

A summary of the status of the Plan as of December 31, 2000 and 1999 and changes during the years then ended is presented below:


                                                             2000                               1999
                                                 -------------------------------     ----------------------------
                                                              Weighted Average                 Weighted Average
                                                  Shares       Exercise Price         Shares    Exercise Price
                                                 -------------------------------     ----------------------------
          Outstanding at beginning of year         100            $ 12.50              100          $ 12.50
          Granted                                   --                 --               10             4.25
          Exercised                                 --                 --              (10)            4.25
                                                 -------------------------------     ----------------------------
          Outstanding at end of year               100            $ 12.50              100          $ 12.50
                                                 -------------------------------     ----------------------------
          Options exercisable                      100            $ 12.50              100          $ 12.50
                                                 -------------------------------     ----------------------------


The following table summarizes information about the Plan's stock options at December 31, 2000:



                                           Options Outstanding                           Options Exercisable
                           ----------------------------------------------------  ----------------------------------
                                                                                 Number
                           Number            Weighted Average  Weighted          Exercisable and   Weighted
Range of Exercise          Outstanding at    Remaining         Average Exercise  Vested at         Average Exercise
Prices                     12/31/00          Contractual Life  Price             12/31/00          Price
-----------------          --------------    ----------------  ----------------  ---------------   ----------------
   $10 - $15               100               2.50              $ 12.50           100               $ 12.50




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


                                               1998
                                             ------
         Dividend yield                        2.08%
         Expected volatility                  36.72%
         Risk-free interest rate               5.40%
         Expected lives, in years                 5


At December 31, 2000 the Company had 400 shares reserved for future grants of stock options.


14.      INCOME TAXES



         Income tax expense (benefit) consisted of the following:

                                        For the year ended December 31,
-------------------------------------------------------------------------
                                       2000         1999           1998
-------------------------------------------------------------------------
   Current:
     Federal                           $ 87         $2,350         $1,273
     State                              (30)           121             44
-------------------------------------------------------------------------
                                         57          2,471          1,317
-------------------------------------------------------------------------
   Deferred:
     Federal                            (51)          (396)           342
     State                              (44)           (38)            79
-------------------------------------------------------------------------
                                        (95)          (434)           421
-------------------------------------------------------------------------
                                       $(38)        $2,037         $1,738
=========================================================================


Components of the net deferred income tax liability (asset) were as follows:

                                         As of December 31,
---------------------------------------------------------------
                                        2000             1999
---------------------------------------------------------------
Depreciation and amortization         $  501            $  545
Bad debt expense                        (224)             (230)
Inventory capitalization                (622)             (416)
Net operating loss                      (173)               --
Other                                    134              (188)
---------------------------------------------------------------
Total                                 $ (384)           $ (289)
===============================================================

         Income tax expense varied from statutory federal income taxes as follows:


                                                           For the year ended December 31,
----------------------------------------------------------------------------------------------
                                                        2000             1999            1998
----------------------------------------------------------------------------------------------
Income taxes at 34% statutory federal rate              $(125)          $1,908          $1,615
State income taxes, net of federal tax benefit            (10)              10              81
Other                                                      97              119              42
----------------------------------------------------------------------------------------------

Income tax expense (benefit)                            $ (38)          $2,037          $1,738
==============================================================================================


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

17.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters:


                                                  1999                                             2000
                               -------------------------------------------     ----------------------------------------------
                                First      Second       Third      Fourth       First      Second         Third      Fourth
                               Quarter     Quarter     Quarter     Quarter     Quarter     Quarter       Quarter     Quarter
                               -------------------------------------------     ----------------------------------------------
Sales                          $38,946     $38,319     $45,931     $44,860     $36,667     $ 36,062      $44,509     $ 40,086
Gross profit                     6,748       6,850       8,428       8,501       6,787        6,489        7,673        7,724
Selling, general, and
  administrative expense         5,293       5,271       5,817       6,292       5,980        6,252        6,765        6,960
Income from operations           1,455       1,579       2,611       2,209         807          237          908          764
Net income (loss)                  678         687       1,302         908         157         (356)          29         (159)
Basic and diluted earnings
(loss) pe common share         $  0.16     $  0.16     $  0.30     $  0.21     $  0.04     $  (0.08)     $  0.01     $  (0.04)




Second quarter of 2000 results were impacted greatly by a decline in comparable sales (excluding Archery Center International (ACI) from 2000, since it wasn't included in 1999) in the amount of more than 10%. Also, the Company was impacted by increased SG&A expenses, primarily from three areas: (1) the new computer system, (2) one-time consulting that was performed during the quarter, and (3) the addition of ACI's operating expenses.

Fourth quarter of 2000 results were impacted by a decline in sales of more than 10% from the same quarter in 1999, along with the increasing SG&A expenses. The decline in sales was partially due to the declining economy, increased gas prices which adversely affected the Company's marine business, and reduced productivity resulting from the implementation of a new information system. SG&A expenses increased primarily because of increased depreciation, temporary contract labor for the warehouse, and one-time consulting.


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

The following table presents information about reported segments for the years ended December 31 (in millions):

                       2000            HS&A          MARINE          OTHER          TOTAL
Sales                                $  125.9        $  26.3        $  5.1         $  157.3
Operating income (loss)                   1.6            1.3           (.2)             2.7
Identifiable segment assets              54.7            5.8           2.7             63.2
Capital expenditures                      1.1             .0            .0              1.1
Depreciation                              1.4             .2            .1              1.7
-------------------------------------------------------------------------------------------
                       1999            HS&A          MARINE          OTHER          TOTAL
Sales                                $  135.5        $  26.8        $  5.8         $  168.1
Operating income                          5.6            2.1            .2              7.9
Identifiable segment assets              48.8            6.8           2.2             57.8
Capital expenditures                      2.4             .1            .1              2.6
Depreciation                               .5             .1            .1               .7
-------------------------------------------------------------------------------------------
                       1998            HS&A          MARINE          OTHER          TOTAL
Sales                                $  117.1        $  23.9        $  6.1         $  147.1
Operating income                          4.4            1.7            .6              6.7
Identifiable segment assets              43.8            6.5           2.0             52.3
Capital expenditures                      1.6             .0            .0              1.6
Depreciation                               .5             .1            .1               .7


A reconciliation of total segment operating income to total consolidated income
(loss) before taxes for the years ended December 31 (in millions) is as follows:


                                                            2000              1999              1998

Operating income                                         $     2.7         $     7.9         $     6.7
Interest income and other income (expense), net                 .4                .4                .5
Interest expense                                              (3.5)             (2.7)             (2.5)
------------------------------------------------------------------------------------------------------
Income (loss) before taxes                               $     (.4)        $     5.6         $     4.7


A reconciliation of identifiable segment assets to total assets for the year ended December 31 (in millions) is as follows:

                                                           2000              1999              1998
Identifiable segment assets                              $    63.2         $    57.8         $    52.3
Other corporate assets                                        14.7              15.1              12.5
      Total assets                                       $    77.9         $    72.9         $    64.8


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


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 21, 2001, except as to the
first and third paragraphs of Note 9,
as to which the date is March 27, 2001;
the third paragraph of Note 19, as to which the date is March 7, 2001; and the last paragraph of Note 10, as to which the date is April 6, 2001

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

SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                           Compensation
                                                                                             Awards
                                                                                    ---------------------------
                                                                                    Restricted       Securities          All
                                                                                       Stock         Underlying         Other
Name and Principal Position       Annual       Compensation                          Awards(1)         Options      Compensation(2)
                                   Year           Salary            Bonus
Joseph F. Murray, Jr               2000          $326,443          $     --                --               --           6,900
President and                      1999           305,154           188,598                --               --           5,096
  Chief Executive Officer          1998           301,154           149,531                --               --           7,572

P. Douglas McMillan                2000           296,200                --                --               --          48,406
Executive Vice President           1999           250,231            28,800          $275,000               --          33,626
                                   1998           119,308             8,000            92,500          100,000          20,428
George E. Loney                    2000           148,077                --                --               --           4,971
Chief Financial Officer            1999           139,115            15,716                --           10,000           2,677
                                   1998           124,096            18,491                --               --          16,508
E. Wayne Gibson                    2000           150,000                --                --               --           3,225
Chairman of the Executive          1999           150,000                --                --               --           2,655
  Committee and Secretary          1998           150,576                --                --               --           4,240

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

                                   [GRAPHIC]

---------------------------------------------------------------------------------------------------------------------------------
                                      12/31/95       12/31/96        12/31/97        12/31/98        12/31/99         12/31/00
---------------------------------------------------------------------------------------------------------------------------------
ELLETT BROTHERS INC.                   100.00          63.33           71.17           60.58           92.41            42.36
---------------------------------------------------------------------------------------------------------------------------------
THE NASDAQ STOCK MARKET (US)           100.00         124.27          152.00          214.39          378.12           237.66
---------------------------------------------------------------------------------------------------------------------------------
PEER GROUP                             100.00          63.81           77.23           87.54           62.30            13.10
---------------------------------------------------------------------------------------------------------------------------------

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

\


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

Name                                                      Number of Shares(1)           Percent(1)

E. Wayne Gibson(2)
    Chairman of the Executive Committee,
        Secretary and Director                                2,620,900(3)                 64.2%
Robert D. Gorham, Jr.(2)
    Chairman of the Board                                     2,070,900(4)                 50.7%
The Tuscarora Corporation(2)                                  1,945,000                    47.6%
EWG Investments, Inc.(2)                                        550,000                    13.5%
Gilder, Gagnon, Howe & Co., L.L.C.(2)                           583,750                    14.3%
Dimensional Fund Advisors Inc.(2)                               313,200                     7.7%
Joseph F. Murray, Jr.
    President, Chief Executive Officer
    and Director                                                145,918                     3.6%
P. Douglas McMillan
    Executive Vice President                                    160,000(5)                  3.9%
George E. Loney
    Chief Financial Officer                                      15,000(6)                   .4
William H. Batchelor
    Director                                                      5,000(7)                   .1
William H. Stanley
    Director                                                      3,700                      .1
Charles V. Ricks
    Director                                                         -0-                     -0-
All directors and executive officers as a group
    (8 persons)                                               2,950,518                    72.3%


----------------------
* Amount represents less than 1.0%

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

                              ELLETT BROTHERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                 (IN THOUSANDS)



                                              Balance at    Charged to    Charged to                  Balance at
                                              Beginning        Cost/        Other                        End
          Description                         of Period      Expenses      Accounts     Deductions    of Period
          -----------                         ----------    ----------    ----------    ----------    ----------
2000      Allowance for Doubtful Accounts        $634          $1,107       $783 (B)     $1,911 (A)      $613
                                                 ====          ======       ====         ======          ====
          Allowance for Obsolete Inventory       $535 (C)      $11 (D)      $-           $5              $541
                                                 ====          ===          ==           ==              ====

1999      Allowance for Doubtful Accounts        $605          $576         $614 (B)     $1,161 (A)      $634
                                                 ====          ====         ====         ======          ====
          Allowance for Obsolete Inventory       $569 (C)      $-(D)        $-           $34             $535
                                                 ====          ==           ==           ===             ====

1998      Allowance for Doubtful Accounts        $769          $374         $750 (B)     $1,288 (A)      $605
                                                 ====          ====         ====         ======          ====
          Allowance for Obsolete Inventory       $697 (C)      $-(D)        $-           $128            $569
                                                 ====          ==           ==           ====            ====




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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ELLETT BROTHERS, INC.
                                      (Registrant)


Date: July 16, 2001                   By:  /s/ Joseph F. Murray, Jr.
                                          --------------------------------------
                                           Joseph F. Murray, Jr.
                                           President and Chief Executive Officer


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



          Signature                                Title                                     Date
          ---------                                -----                                     ----


/s/ Robert D. Gorham, Jr.                   Chairman of the Board                        July 16, 2001
-------------------------
Robert D. Gorham, Jr.


/s/ Joseph F. Murray, Jr.                  Director, President and                       July 16, 2001
-------------------------                  Chief Executive Officer
Joseph F. Murray, Jr.


/s/ George E. Loney                        Chief Financial Officer                       July 16, 2001
-------------------------
George E. Loney


/s/ E. Wayne Gibson                  Director, Chairman of the Executive                 July 16, 2001
-------------------------                  Committee and Secretary
E. Wayne Gibson


/s/ William H. Batchelor                           Director                              July 16, 2001
-------------------------
William H. Batchelor


/s/ Charles V. Ricks                               Director                              July 16, 2001
-------------------------
Charles V. Ricks


/s/ William H. Stanley                             Director                              July 16, 2001
-------------------------
William H. Stanley

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

                                INDEX TO EXHIBITS

                                   (CONTINUED)


Exhibit
Number                              Description
------                              -----------

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

10(h)    Seventh Amendment dated July 30, 1999 to the Financing and Security
         Agreement filed as Exhibit 10(h) hereto.

10(i)    Eighth Amendment dated October 8, 1999 to the Financing and Security
         Agreement filed as Exhibit 10(i) hereto.

10(j)    Ninth Amendment dated October 8, 1999 to the Financing and Security
         Agreement filed as Exhibit 10(j) hereto.

10(k)    Tenth Amendment dated June 21, 2000 to the Financing and Security
         Agreement filed as Exhibit 10(k) hereto.

10(l)    Eleventh Amendment dated October 12, 2000 to the Financing and Security
         Agreement filed as Exhibit 10(l) hereto.

10(m)    Twelfth Amendment dated December 4, 2000 to the Financing and Security
         Agreement filed as Exhibit 10(m) hereto.

10(n)    Thirteenth Amendment dated January 4, 2001 to the Financing and
         Security Agreement filed as Exhibit 10(n) hereto.

10(o)    Fourteenth Amendment dated March 29, 2001 to the Financing and Security
         Agreement filed as Exhibit 10(o) hereto.

21 Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 filed as part of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.