Form 10-Q
period 2001-06-30
ELLETT BROTHERS INC
filed 2001-08-14
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2001

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

As of July 31, 2001, 4,082,968 shares of no par value common stock of the registrant were outstanding.


                               Page 1 of 13 pages

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                                  JUNE 30, 2001

                                      INDEX


Part I.  Financial Information
                                                                                                          Page
Item 1.    Financial Statements                                                                           ----

              Condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000               3

              Condensed consolidated statements of operations for the three months and six months
              ended June 30, 2001 and 2000                                                                  4

              Condensed consolidated statements of cash flows for the six months ended
              June 30, 2001 and 2000                                                                        5

              Notes to condensed consolidated financial statements                                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      11



Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                                12

                                                                       Form 10-Q
                                                                          Page 3


PART I. FINANCIAL INFORMATION
Item I.  Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                June 30,         Dec. 31,
                                                                                  2001             2000
                                                                                --------         --------
ASSETS                                                                         (unaudited)       (see note)
Current assets:
   Cash and cash equivalents                                                    $    200         $    216
   Accounts receivable, less allowance for doubtful accounts of $552 and
   $613 at June 30, 2001 and December 31, 2000, respectively                      21,239           21,361
   Other receivables                                                               2,103            1,278
   Inventories                                                                    47,880           41,855
   Prepaid expenses                                                                2,160            1,662
   Deferred income tax asset                                                         865              898
                                                                                --------         --------
     Total current assets                                                         74,447           67,270
                                                                                --------         --------

Property, plant and equipment, at cost, less accumulated depreciation              8,284            8,716

Other assets:
   Intangible assets, at cost, less accumulated amortization                       1,757            1,935
   Other assets                                                                        3                1
                                                                                --------         --------
     Total other assets                                                            1,760            1,936
                                                                                --------         --------
                                                                                $ 84,491         $ 77,922
                                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                      $ 16,348         $  6,470
   Accrued expenses                                                                2,132            1,738
   Current portion of long-term debt                                                 942              917
                                                                                --------         --------
     Total current liabilities                                                    19,422            9,125

Revolving credit facility                                                         38,383           39,236
Long-term debt                                                                     3,885            4,315
Deferred income tax liability and other                                              618              769

Commitments and contingencies (See Note 7)

Shareholders' equity:
   Preferred stock, no par value
     (5,000 shares authorized, no shares issued or outstanding)                       --               --
   Common stock, no par value
     (20,000 shares authorized, 4,083 shares issued and outstanding
     as of June 30, 2001 and December 31, 2000)                                    9,278            9,278
   Common stock subscribed                                                            42               42
   Subscription receivable                                                          (465)            (465)
   Retained earnings                                                              13,292           15,592
   Accumulated other comprehensive income                                             36               30
                                                                                --------         --------
     Total shareholders' equity                                                   22,183           24,477
                                                                                --------         --------
                                                                                $ 84,491         $ 77,922
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

                                                                       Form 10-Q
                                                                          Page 4


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                    -------------------------         -------------------------

                                                      2001             2000             2001             2000
                                                    --------         --------         --------         --------
Sales                                               $ 32,285         $ 36,062         $ 67,753         $ 72,729
Cost of goods sold                                    26,798           29,573           57,172           59,453
                                                    --------         --------         --------         --------
    Gross profit                                       5,487            6,489           10,581           13,276

Selling, general and administrative expenses           6,376            6,252           12,668           12,232
                                                    --------         --------         --------         --------
Income (loss) from operations                           (889)             237           (2,087)           1,044

Other income (expense):
    Interest income                                      104               93              229              207
    Interest expense                                    (759)            (867)          (1,573)          (1,499)
    Other, net                                            (5)              (7)              (9)             (13)
                                                    --------         --------         --------         --------
Loss before income taxes                              (1,549)            (544)          (3,440)            (261)

Income tax benefit                                      (497)            (188)          (1,137)             (61)
                                                    --------         --------         --------         --------

Net loss                                            $ (1,052)        $   (356)        $ (2,303)        $   (200)
                                                    ========         ========         ========         ========

Basic and diluted loss per common share             $  (0.26)        $  (0.08)        $  (0.56)        $  (0.05)
                                                    ========         ========         ========         ========

Weighted average shares outstanding                    4,083            4,317            4,083            4,317
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                  Six Months Ended
                                                                                      June 30,

                                                                               2001             2000
                                                                             --------         --------
Cash flows from operating activities:
  Net loss                                                                   $ (2,303)        $   (200)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Non-cash charges to income                                                 1,424              765
       Changes in assets and liabilities:
         Receivables                                                           (1,160)          (1,309)
         Inventories                                                           (6,025)         (11,419)
         Prepaid expenses                                                        (498)            (469)
         Accounts payable, trade                                                9,878            4,625
         Accrued expenses                                                         394               33
                                                                             --------         --------
           Net cash provided by (used in) operating activities                  1,710           (7,974)
                                                                             --------         --------

Net cash used in investing activities                                            (477)            (767)
                                                                             --------         --------

Cash flows from financing activities:
  Gross borrowings on revolving credit facility                                69,594           82,476
  Gross repayments on revolving credit facility                               (70,447)         (73,285)
  Principal payments on long-term debt                                           (399)            (302)
  Dividend (payments) reimbursements to shareholders                                3             (345)
                                                                             --------         --------
           Net cash provided by (used in) financing activities                 (1,249)           8,544
                                                                             --------         --------

           Net decrease in cash and cash equivalents                              (16)            (197)

Cash and cash equivalents:
  Beginning of period                                                             216              346
                                                                             --------         --------
  End of period                                                              $    200         $    149
                                                                             ========         ========

Supplemental disclosure of non-cash financing activities:
The change in net unrealized gain on investment securities available for sale was $6 and $(2) for the six months ended June 30, 2001 and 2000, respectively.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001
                      (in thousands, except per share data)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-KA for the year ended December 31, 2000.

2.       INVENTORIES

         Inventories consisted of the following:

                       June 30,      December 31,
                         2001           2000
                       -------        -------

Finished goods         $46,711        $40,848
Raw materials              452            700
Work in process            717            307
                       -------        -------
                       $47,880        $41,855
                       =======        =======

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 as of January 1, 2001; however, no derivative instruments were held at adoption, and as a result, there was no impact on the Company's consolidated financial position, results of operations, or cash flows. Management does not expect SFAS 133 to have a material impact due to the Company's limited use of derivative instruments.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for by the purchase method. This statement also requires the separate recognition of intangible assets apart from goodwill that can be identified in a purchase and increases the financial statement disclosures associated with business combinations. This statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires a non-amortization approach for goodwill in which goodwill will be tested for impairment at least annually by evaluating the fair value of the acquired business. This statement is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company expects the adoption of these accounting standards to reduce goodwill amortization commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

                                                                       Form 10-Q
                                                                          Page 7


4.       EARNINGS AND DIVIDENDS PER COMMON SHARE

Although the Company had options outstanding during portions of the six month periods ended June 30, 2001 and 2000, they have an antidilutive effect on earnings (loss) per share for each period. As such, basic and diluted earnings
(loss) per share for the quarters and six months ended June 30, 2001 and 2000, is computed as net income (loss) divided by the weighted average shares outstanding. No dividends were declared or paid in the quarter ended June 30, 2001.

5.       COMPREHENSIVE LOSS

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The Company's comprehensive loss for the six month periods ended June 30, 2001 and 2000 was $(2,297) and $(202), respectively. The following table reconciles net loss to comprehensive loss for the six month periods ended June 30, 2001 and 2000:

                                                                       2001               2000
                                                                    -----------        ------------
Net loss                                                              $ (2,303)          $    (200)
Other comprehensive income (loss) on available for sale securities           6                  (2)
                                                                      ---------          ----------
Comprehensive loss                                                    $ (2,297)          $    (202)
                                                                      =========          ==========

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

The following table presents information about reported segments for the three months ended June 30, 2001 and 2000 (in millions):

------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  2001                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                            $ 22.3            $  9.4             $   .6            $ 32.3
Operating income (loss)                            (1.2)               .6                (.3)              (.9)
Identifiable segment assets                        57.1               9.9                3.2              70.2
Capital expenditures                                 .4                .0                 .0                .4
Depreciation                                         .3                .0                 .1                .4
------------------------------------------ ------------------ ------------------ ----------------- ------------------


------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  2000                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 25.7             $  9.8             $   .5            $ 36.0
Operating income (loss)                            (.3)                .8                (.3)               .2
Identifiable segment assets                       57.3                9.7                3.4              70.4
Capital expenditures                                .3                 .0                 .0                .3
Depreciation                                        .3                 .0                 .1                .4
------------------------------------------ ------------------ ------------------ ----------------- ------------------

A reconciliation of total segment operating income (loss) to total consolidated loss before taxes for the three months ended June 30 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ----------------------
                                                                     2001                   2000
----------------------------------------------------------- ----------------------- ----------------------
Operating income (loss)                                             $  (.9)                 $   .2
Interest income and other income, net                                   .1                      .1
Interest expense                                                       (.7)                    (.8)
----------------------------------------------------------- ----------------------- ----------------------
Loss before taxes                                                   $ (1.5)                 $  (.5)
----------------------------------------------------------- ----------------------- ----------------------

                                                                       Form 10-Q
                                                                          Page 8


The following table presents information about reported segments for the six months ended June 30, 2001 and 2000 (in millions):

------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  2001                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 51.2             $ 15.5             $  1.1            $ 67.8
Operating income (loss)                           (2.4)                .9                (.6)             (2.1)
Identifiable segment assets                       57.1                9.9                3.2              70.2
Capital expenditures                                .5                 .0                 .0                .5
Depreciation                                        .7                 .1                 .1                .9
------------------------------------------ ------------------ ------------------ ----------------- ------------------


------------------------------------------ ------------------ ------------------ ----------------- ------------------
                  2000                           HS&A              MARINE             OTHER              TOTAL
------------------------------------------ ------------------ ------------------ ----------------- ------------------
Sales                                           $ 55.1             $ 16.7             $   .9            $ 72.7
Operating income (loss)                             .4                1.2                (.6)              1.0
Identifiable segment assets                       57.3                9.7                3.4              70.4
Capital expenditures                                .8                 .0                 .0                .8
Depreciation                                        .6                 .1                 .1                .8
------------------------------------------ ------------------ ------------------ ----------------- ------------------

A reconciliation of total segment operating income to total consolidated loss before taxes for the six months ended June 30 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ----------------------
                                                                     2001                   2000
----------------------------------------------------------- ----------------------- ----------------------
Operating income (loss)                                          $    (2.1)               $    1.0
Interest income and other income, net                                   .2                      .2
Interest expense                                                      (1.5)                   (1.5)
----------------------------------------------------------- ----------------------- ----------------------
Loss before taxes                                                $    (3.4)               $    (.3)
----------------------------------------------------------- ----------------------- ----------------------

A reconciliation of identifiable segment assets to total assets as of June 30 (in millions) is as follows:

----------------------------------------------------------- ----------------------- ----------------------
                                                                     2001                   2000
----------------------------------------------------------- ----------------------- ----------------------
Identifiable segment assets                                        $  70.2                 $  70.4
Other corporate assets                                                14.3                    15.6
----------------------------------------------------------- ----------------------- ----------------------
      Total assets                                                 $  84.5                 $  86.0
----------------------------------------------------------- ----------------------- ----------------------

7.       CONTINGENCIES

The Company is a party to litigation in connection with the distribution of its inventory. Over the past three years, thirty cities and/or counties, states, and one advocacy group have filed lawsuits against the firearms industry as a whole. These lawsuits list numerous manufacturers and distributors as defendants in the claims. To date, three of the thirty-one suits have been dismissed, as the judges have found the complaints "without standing" under the laws of their respective states. The Company was named in eight of these remaining twenty-eight suits which include several industry-wide cases. The Company and all distributors were dismissed from one of these lawsuits (the Hamilton-Cargill lawsuit) in the first quarter of 1999. The remaining defendants in the Hamilton-Cargill case appealed a previous ruling and in April of 2001 the appeals court reversed the ruling in favor of the defendants. Although the outcome cannot be predicted in the remaining cases, it is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

                                                                       Form 10-Q
                                                                          Page 9


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

8.       MERGER PROPOSAL

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

On March 7, 2001, the Board of Directors of the Company approved a cash-out merger between the Company and certain corporations owned by members of the Company's management (the "Acquirers"). The merger will result in a payment of $3.20 per share for all shares of the Company not already owned by the Acquirers on November 6, 2000. The transaction is subject to approval of the Company's shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of Ellett Brothers, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 2000, and the condensed consolidated financial statements and related notes included in this Form 10-Q.

Sales for the three months ended June 30, 2001 were $32.3 million, as compared to $36.1 million for the same period in 2000, a decrease of $3.8 million, or 10.5%. Sales for the six months ended June 30, 2001 were $67.8 million, as compared to $72.7 million for the same period in 2000, a decrease of $4.9 million, or 6.8%. Included in these amounts were sales from the subsidiaries of $1.8 million and $3.4 million for the three and six months ended June 30, 2001, respectively.

Sales in our distribution business continued to be effected by the slow-down in the retail sector. Sales in the distribution business decreased 10.6% for the quarter and 7.1% for the six months ended June 30, 2001 when compared to the same periods in 2000. Sales in the hunting and shooting sports products were down 17.4% in the quarter and 8.3% for the six months. Our marine accessories were down 3.5% for the quarter and 7.0% for the six months. Camping, archery and outdoor accessories sales were down 3.2% for the quarter and 3.5% for the six months.

Gross profit was $5.5 million (17.0% of sales) for the three months ended June 30, 2001, as compared to $6.5 million (18.0% of sales) for the same period in 2000, a decrease of approximately $1.0 million. Gross profit for the six months ended June 30, 2001 was $10.6 million (15.6% of sales), as compared to $13.3 million (18.3% of sales) for the same period in 2000, a decrease of approximately $2.7 million. The decrease in sales, along with the competitive discounting that has taken place in the market in 2001, has adversely affected margins. Also, a sales mix of lower margin items in 2001 has had an adverse impact on margins.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 were $6.4 million (19.8% of sales), as compared to $6.3 million (17.3% of sales) for the same period in 2000, an increase of $124,000, or 2.0%. SG&A expenses for the six months ended June 30, 2001 were $12.7 million (18.7% of sales), as compared to $12.2 million (16.8% of sales) for the same period in 2000, an increase of $436,000, or 3.6%. SG&A expenses have increased over 2000 both for the quarter and six months due to one additional month of depreciation expense in 2001 associated with the computer system, a reimbursement in associate insurance received in 2000 and expenses attributable to the expanded warehouse facility in 2001 at Archery Center International.

Interest expense was $759,000 (2.4% of sales) for the three months ended June 30, 2001, as compared to $867,000 (2.4% of sales) for the same period in 2000, an decrease of $108,000, or 12.5%. Interest expense for the six months ended June 30, 2001 was $1.6 million (2.3% of sales), as compared to $1.5 million (2.1% of sales) for the same period in 2000, an increase of $74,000, or 4.9%. Interest expense for the second quarter was favorably impacted by the lower interest rates that have occurred in 2001.

                                                                       Form 10-Q
                                                                         Page 10


An income tax benefit of $497,000 was recorded for the three months ended June 30, 2001, as compared to an income tax benefit of $188,000 for the same period in 2000. The income tax benefit was $1.1 million for the six months ended June 30, 2001, as compared to an income tax benefit of $61,000 for the same period in 2000.

Net loss for the three months ended June 30, 2001 was $1.1 million (3.3% of sales) or $.26 per basic and diluted share, as compared to a net loss of $356,000 (1.0% of sales) or $.08 per basic and diluted share, for the same period in 2000. Net loss for the six months ended June 30, 2001 was $2.3 million (3.4% of sales) or $.56 per basic and diluted share, as compared to a net loss of $200,000 (0.3% of sales) or $.05 per basic and diluted share for the same period in 2000. The net loss is a result of the decline in sales and margin during the first six months of 2001 as compared to 2000.


SEASONALITY AND QUARTERLY INFORMATION

Historically, the Company's business has been seasonal. The sales of hunting and shooting sports products, as well as camping, archery and outdoor accessories, usually increase in the third quarter of each year, and peak early in the fourth quarter. Sales of marine accessories usually increase in the first quarter of each year, then peak midway through the second quarter and continue at similar levels through the first half of the third quarter. Operations of the subsidiaries have been very seasonal, producing significantly higher sales and gross profit during the third and fourth quarters, with losses in the first and second quarters. The Company's quarterly operating results may also be affected by a wide variety of factors, such as legislative and regulatory changes, competitive pressures, and general economic conditions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity is cash generated by operations and borrowings under its revolving credit facility. Pursuant to its operating strategy, the Company maintains very minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2000, as compared to net cash used in operating activities of $8.0 million in 2000. For the six months ended June 30, 2001, the Company incurred a net loss, which was offset by the Company's non-cash charges to income which are primarily depreciation and amortization. This, combined with an increase in payables offset by increases in inventory and receivables, resulted in the cash provided from operations.

Net cash used in investing activities was $477,000 for the six months ended June 30, 2001, as compared to $767,000 for the same period in 2000. The net cash used in 2001 was primarily for equipment used in the business.

Net cash used by financing activities was $1.3 million for the six months ended June 30, 2001, as compared to net cash provided of $8.6 million for the same period in 2000. During the six months ended June 30, 2001, the Company's net repayments were $853,000 as compared to net borrowings of $9.2 million during the same period in 2000.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 2001 will be $466,000, and maturities for 2002 and 2003 will be $967,000 and $1,017,000, respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $231,000 for the remainder of 2001, and $429,000 and $375,000 for 2002 and
2003, respectively.

Management believes that cash generated from operations, and available under the Company's revolving credit facility, will be sufficient to finance its operations, expected working capital needs, capital expenditures, and debt service requirements for the remainder of 2001 and the foreseeable future.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($38.4 million at June 30, 2001 and $39.2 million at December 31, 2000). The Company does not currently use derivative financial instruments.

Approximately $4.8 million of the Company's debt at June 30, 2001 and $5.2 million at December 31, 2000 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime is $40.0 million. The term of the Facility expires on July 1, 2002. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At June 30, 2001, the interest rate was 6.31%. The definitive extent of the Company's interest rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $43.2 million at June 30, 2001 and $45.0 million at December 31, 2000. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at June 30, 2001:

    Maturity Date               Fixed Rate Debt            Interest Rate
-------------------------------------------------------------------------------
        2001                  $    466,000                      7.5%
        2002                       967,000                      7.5%
        2003                     1,017,000                      7.5%
        2004                     1,067,000                      7.5%
-------------------------------------------------------------------------------
     Thereafter                  1,310,000                      7.5%
-------------------------------------------------------------------------------
                              $  4,827,000                      7.5%

                                                                       Form 10-Q
                                                                         Page 12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

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

                                    ELLETT BROTHERS, INC.



Date: August 14, 2001
                           By:             /s/ Joseph F. Murray, Jr.
                               ------------------------------------------------
                                             Joseph F. Murray, Jr.
                                President, Chief Executive Officer and Director




                           By                  /s/ George E. Loney
                                -----------------------------------------------
                                                 George E. Loney
                                             Chief Financial Officer
                                   (principal financial and accounting officer)