Form 10-Q
period 2001-09-30
ELLETT BROTHERS INC
filed 2001-11-21
CIK 902055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001
                                             ------------------

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

As of October 31, 2001, 4,082,968 shares of no par value common stock of the registrant were outstanding.

                                                                       Form 10-Q
                                                                          Page 2


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

             Condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000             3

             Condensed consolidated statements of operations for the three months and nine months ended
             September 30, 2001 and 2000                                                                      4

             Condensed consolidated statements of cash flows for the nine months ended September 30,
             2001 and 2000                                                                                    5

             Notes to condensed consolidated financial statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                    13

                                                                       Form 10-Q
                                                                          Page 3


PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           September 30,       Dec. 31,
                                                                                               2001             2000
                                                                                           -------------      ---------
ASSETS                                                                                      (unaudited)       (see note)
Current assets:
  Cash and cash equivalents                                                                  $     354         $     216
  Trade accounts receivable, less allowance for doubtful accounts of $459 and $613
    at September 30, 2001 and December 31, 2000, respectively                                   24,948            21,361
  Other receivables                                                                                876             1,278
  Inventories                                                                                   38,972            41,855
  Prepaid expenses                                                                               3,336             1,662
  Deferred income tax asset                                                                        865               898
                                                                                             ---------         ---------
    Total current assets                                                                        69,351            67,270
                                                                                             =========         =========
Property, plant and equipment, at cost, less accumulated depreciation                            7,895             8,716

Other assets:
  Intangible assets, at cost, less accumulated amortization                                      1,668             1,935
  Other assets                                                                                       3                 1
                                                                                             ---------         ---------
    Total other assets                                                                           1,671             1,936
                                                                                             ---------         ---------
                                                                                             $  78,917         $  77,922
                                                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                                    $  16,336         $   6,470
  Accrued expenses                                                                                 680             1,738
  Current portion of long-term debt                                                                954               917
  Revolving credit facility                                                                     34,445                --
                                                                                             ---------         ---------
    Total current liabilities                                                                   52,415             9,125
                                                                                             ---------         ---------
Revolving credit facility                                                                           --            39,236
Long-term debt                                                                                   3,571             4,315
Deferred income tax liability and other                                                            618               769

Commitments and contingencies (See Note 8)

Shareholders' equity:
  Preferred stock, no par value
    (5,000 shares authorized, no shares issued or outstanding)                                      --                --
  Common stock, no par value
    (20,000 shares authorized, 4,083 shares issued and outstanding
    as of September 30, 2001 and December 31, 2000, respectively)                                9,278             9,278
  Common stock subscribed                                                                           42                42
  Subscription receivable                                                                         (465)             (465)
  Retained earnings                                                                             13,426            15,592
  Accumulated other comprehensive income                                                            32                30
                                                                                             ---------         ---------
    Total shareholders' equity                                                                  22,313            24,477
                                                                                             ---------         ---------
                                                                                             $  78,917         $  77,922
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

                                                                       Form 10-Q
                                                                          Page 4


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                          ---------------------------         ---------------------------
                                                            2001               2000             2001              2000
                                                          ---------         ---------         ---------         ---------
Sales                                                     $  43,872         $  44,509         $ 111,625         $ 117,238
Cost of goods sold                                           36,480            36,836            93,651            96,289
                                                          ---------         ---------         ---------         ---------
    Gross profit                                              7,392             7,673            17,974            20,949


Selling, general and administrative expenses                  6,543             6,765            19,211            18,997
                                                          ---------         ---------         ---------         ---------
    Income (loss) from operations                               849               908            (1,237)            1,952


Other income (expense):
    Interest income                                             137               118               366               324
    Interest expense                                           (722)             (955)           (2,295)           (2,453)
    Other, net                                                   (4)               (8)              (12)              (21)
                                                          ---------         ---------         ---------         ---------
Income (loss) before income taxes                               260                63            (3,178)             (198)

Income tax expense (benefit)                                    128                34            (1,008)              (28)
                                                          ---------         ---------         ---------         ---------

Net income (loss)                                         $     132         $      29         $  (2,170)        $    (170)
                                                          =========         =========         =========         =========

Basic and diluted earnings (loss) per common share        $    0.03         $    0.01         $   (0.53)        $   (0.04)
                                                          =========         =========         =========         =========

Weighted average shares outstanding                           4,083             4,344             4,083             4,326
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

                                                                       Form 10-Q
                                                                          Page 5


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                       --------------------------
                                                                                                          2001             2000
                                                                                                       ---------         ---------
Cash flows from operating activities:
    Net loss                                                                                           $  (2,170)        $    (170)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Non-cash charges to income                                                                          2,187             1,475
          Changes in assets and liabilities:
              Receivables                                                                                 (3,894)           (6,665)
              Inventories                                                                                  2,883            (6,781)
              Prepaid expenses                                                                            (1,674)             (886)
              Accounts payable, trade                                                                      9,866             4,826
              Accrued expenses                                                                            (1,058)              406
                                                                                                       ---------         ---------
                 Net cash provided by (used in) operating activities                                       6,140            (7,795)
                                                                                                       ---------         ---------

Net cash used in investing activities, property, plant and equipment                                        (510)             (986)
                                                                                                       ---------         ---------

Cash flows from financing activities:
    Gross borrowings on revolving credit facility                                                        106,595           123,452
    Gross repayments on revolving credit facility                                                       (111,386)         (113,683)
    Principal payments on long-term debt                                                                    (705)             (471)
    Subscription receivable and other                                                                         --                14
    Common stock repurchase                                                                                   --               (55)
    Dividend (payments to) reimbursements from shareholders                                                    4              (520)
                                                                                                       ---------         ---------
                 Net cash provided by (used in) financing activities                                      (5,492)            8,737
                                                                                                       ---------         ---------

                 Net increase (decrease) in cash and cash equivalents                                        138               (44)

Cash and cash equivalents:
    Beginning of period                                                                                      216               346
                                                                                                       ---------         ---------
    End of period                                                                                      $     354         $     302
                                                                                                       =========         =========

Supplemental disclosure of non-cash financing activities:

The change in net unrealized gain on investment securities available for sale was $2 and $12 for the nine months ended September 30, 2001 and 2000, respectively.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                     ELLETT BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001
                      (in thousands, except per share data)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ellett Brothers, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Ellett Brothers, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

2.  INVENTORIES

         Inventories consisted of the following:

                                                                 September 30,      December 31,
                                                                      2001             2000
                                                                 -------------      ------------
                                  Finished goods                    $ 37,881          $ 40,848
                                  Raw materials                          479               700
                                  Work in process                        612               307
                                                                    --------          -------
                                                                    $ 38,972          $ 41,855
                                                                    ========          ========

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 as of January 1, 2001; however, no derivative instruments were held at adoption, and as a result, there was no impact on the Company's consolidated financial position, results of operations, or cash flows. Management does not expect SFAS 133 to have a material impact due to the Company's limited use of derivative instruments.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for by the purchase method. This statement also requires the separate recognition of intangible assets apart from goodwill that can be identified in a purchase and increases the financial statement disclosures associated with business combinations. This statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires a non-amortization approach for goodwill in which goodwill will be tested for impairment at least annually by evaluating the fair value of the acquired business. This statement is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company expects the adoption of these accounting standards to reduce goodwill amortization commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This new statement also supersedes certain aspects of Accounting Principle Board 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the

                                                                      Form 10-Q
                                                                         Page 7


measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

4.       EARNINGS AND DIVIDENDS PER COMMON SHARE

Although the Company had options outstanding during the year ended December 31, 2000 and the nine month period ended September 30, 2001, they have an antidilutive effect on earnings (loss) per share. As such, basic and diluted earnings (loss) per share for the quarters and nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000 is computed as net income
(loss) divided by the weighted average shares outstanding. No dividends were declared or paid in the quarter ended September 30, 2001.

5.       COMPREHENSIVE LOSS

Comprehensive income (loss) includes net income (loss) and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities. The following table reconciles net loss to comprehensive loss for the nine month periods ended September 30, 2001 and 2000:


                                                                                 2001               2000
                                                                                -------             -----
         Net loss                                                               $(2,170)            $(170)
         Other comprehensive income on available for sale securities                  2                12
                                                                                -------             -----
         Comprehensive loss                                                     $(2,168)            $(158)
                                                                                =======             =====

6.   BUSINESS SEGMENT INFORMATION

The Company's reportable segments are business units that offer different products and have separate management teams and infrastructures. The business units have been aggregated into two reportable segments. These segments are:
Hunting, Shooting, Camping, Archery & Outdoor Products ("HS&A") and Marine Products. The "Other" segment includes the Company's subsidiary operations, except for Archery Center International (ACI), which is included in HS&A.

The accounting policies of the segments are the same as those described in the Company's annual report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based upon operating income of the business units.

The following table presents information about reported segments for the three months ended September 30, 2001 and 2000 (in millions):


       2001                  HS&A        MARINE       OTHER       TOTAL

Sales                       $  35.0      $  6.3      $  2.5      $  43.8
Operating income                 .3          .3          .3           .9
Capital expenditures             .1          --          --           .1
Depreciation                     .4          .1          --           .5


       2000                  HS&A        MARINE       OTHER       TOTAL

Sales                       $35.8        $6.5        $2.2        $44.5
Operating income               .5          .2          .2           .9
Capital expenditures           .2          --          --           .2
Depreciation                   .4          --          --           .4

A reconciliation of total segment operating income to total consolidated income before taxes for the three months ended September 30 (in millions) is as follows:


                                                 2001            2000
Operating income                                 $  .9           $  .9
Interest income and other income, net               .1              .1
Interest expense                                   (.7)            (.9)
                                                 ----------------------
Income before taxes                              $  .3           $  .1
                                                 ----------------------

                                                                      Form 10-Q
                                                                         Page 8


The following table presents information about reported segments for the nine months ended September 30, 2001 and 2000 (in millions):


           2001                        HS&A              MARINE           OTHER            TOTAL

Sales                                  $86.2             $21.8            $3.6             $111.6
Operating income (loss)                 (2.2)              1.2             (.2)              (1.2)
Identifiable segment assets             56.1               5.9             2.9               64.9
Capital expenditures                      .5                --              --                 .5
Depreciation                             1.1                .2              .1                1.4


           2000                        HS&A              MARINE           OTHER            TOTAL

Sales                                  $90.9            $23.2            $3.1             $117.2
Operating income (loss)                   .9              1.4             (.4)               1.9
Identifiable segment assets             60.8              6.7             3.4               70.9
Capital expenditures                     1.0               --              --                1.0
Depreciation                             1.0               .1              .1                1.2

A reconciliation of total segment operating income to total consolidated income before taxes for the nine months ended September 30 (in millions) is as follows:


                                                  2001             2000
Operating income (loss)                          $ (1.2)          $  1.9
Interest income and other income, net                .3               .3
Interest expense                                   (2.3)            (2.4)
                                                 ------           ------
Loss before taxes                                $ (3.2)          $  (.2)
                                                 ------           ------

A reconciliation of identifiable segment assets to total assets as of September 30 (in millions) is as follows:


                                         2001             2000
Identifiable segment assets            $  64.9          $  70.9
Other corporate assets                    14.0             15.9
                                       -------          -------
      Total assets                     $  78.9          $  86.8
                                       =======          =======

7.       REVOLVING CREDIT FACILITY

In 1994, the Company entered into a revolving credit facility (the "Facility") with an affiliate of First Union National Bank of North Carolina, N.A. ("First Union"). The Facility is collateralized by substantially all of the Company's assets other than real estate. The Facility was amended in July of 2001 to extend the term of the Facility to July 1, 2002 and as such has been classified as a current liability on the Company's balance sheet. This amended Facility contains various debt covenants, which among other things, limits the Company's capital expenditures and cash dividends and imposes the maintenance of certain financial ratios.

As of September 30, 2001, the Company was not in compliance with the fixed charge ratio covenant for the Facility. The Company has obtained a waiver from First Union of this non-compliance. The Company is actively working with First Union to obtain an extension to the Facility. The Company is also reviewing alternative financing proposals it has received in the event the discussions with First Union are not successful.

8.       CONTINGENCY

The Company is a party to litigation in connection with the distribution of its inventory. Over the past three years, thirty cities and/or counties, states, and one advocacy group have filed lawsuits against the firearms industry as a whole. These

                                                                      Form 10-Q
                                                                         Page 9


lawsuits list numerous manufacturers and distributors as defendants in the claims. To date, three of the thirty-one suits have been dismissed, as the judges have found the complaints "without standing" under the laws of their respective states. The Company has been named in eight of these remaining twenty-eight suits which include several industry-wide cases. The Company and all distributors were dismissed from one of these lawsuits (the Hamilton-Cargill lawsuit) in the first quarter of 1999. The remaining defendants in the Hamilton-Cargill case appealed a previous ruling and in April of 2001 the appeals court reversed the ruling in favor of the defendants. Although the outcome cannot be predicted in the remaining cases, it is the opinion of management that the Company has meritorious defenses and the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

9.       SUBSEQUENT EVENT

At a special meeting held on October 26, 2001, the shareholders approved a merger between the Company and Ellett Acquisition, Inc. (the "Acquirer"). Over 80% of the outstanding shares of the Company voted in favor of the merger. Under the merger agreement, all shares of the Company not owned by the Acquirer will be converted into the right to receive $3.20 in cash per share. The Company is currently working with its First Union to determine the terms and conditions under which they would allow the funding to take place out of the Company's revolving credit facility. In the event the Company is unsuccessful in obtaining First Union's consent, the merger consideration is anticipated to be funded by a credit facility for which the Company has received proposals from other lenders.

                                                                      Form 10-Q
                                                                        Page 10


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

Sales for the three months ended September 30, 2001 were $43.9 million, as compared to $44.5 million for the same period in 2000, a decrease of $.6 million, or 1.4%. Sales for the nine months ended September 30, 2001 were $111.6 million, as compared to $117.2 million for the same period in 2000, a decrease of $5.6 million, or 4.8%. Included in these amounts were sales from all of the subsidiaries of $6.9 million and $10.4 million for the three and nine months ended September 30, 2001, respectively, and $3.1 million and $10.1 million for the three and nine months ended September 30, 2000, respectively.

Third quarter 2001 sales continued to be soft, although not as bad as in the past two quarters. The dealers continued being cautious in their purchases in the quarter, as shown by a decrease in average order size of approximately 33% during the quarter. Our distribution business decreased 13.6% in the three months ended September 30, 2001, as compared to the same period in 2000. Our hunting and shooting sports products sales had a 18.3% decrease compared to 2000, while our camping, archery and outdoor accessories products sales experienced a 6.3% decrease compared to 2000. Marine products had an 8.8% decrease, as compared to 2000.

Gross profit was $7.4 million (16.8% of sales) for the three months ended September 30, 2001. This compares to $7.7 million (17.2% of sales) for the same period in 2000, a decrease of $281,000. Gross profit for the nine months ended September 30, 2001 was $18.0 million (16.1% of sales), as compared to $20.9 million (17.9% of sales) for the same period in 2000, a decrease of $2.9 million. The decrease in sales, along with the competitive discounting that has taken place in the market in 2001, has adversely affected margins.

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2001 were $6.5 million (14.9% of sales), as compared to $6.8 million (15.2% of sales) for the same period in 2000, a decrease of $222,000, or 3.3%. SG&A expenses for the nine months ended September 30, 2001 were $19.2 million (17.2% of sales), as compared to $19.0 million (16.2% of sales) for the same period in 2000, an increase of $214,000 or 1.1%. SG&A expenses have increased over 2000 for the nine months due to one additional month of depreciation expense in 2001 associated with the computer system, associate health insurance costs being higher in 2001 and expenses attributable to the expanded warehouse facility in 2001 at Archery Center International.

Interest expense was $722,000 (1.6% of sales) for the three months ended September 30, 2001, as compared to $955,000 (2.1% of sales) for the same period in 2000, a decrease of $233,000, or 24.4%. Interest expense for the nine months ended September 30, 2001 was $2.3 million (2.1% of sales), as compared to $2.5 million (2.1% of sales) for the same period in 2000, a decrease of $158,000, or 6.4%. Interest expense was down for the third quarter, primarily due to lower interest rates. For the nine months, the reduction in inventory reduced our borrowings and this along with lower interest rates caused our interest expense to be lower.

Income tax expense for the three months ended September 30, 2001 was $128,000, as compared to $34,000 for the same period in 2000. An income tax benefit of $1.0 million was recorded for the nine months ended September 30, 2001, as compared to income tax benefit of $28,000 for the same period in 2000.

Net income for the three months ended September 30, 2001 was $132,000 (0.3% of sales), or $0.03 per share, as compared to a net income of $29,000 (.01% of sales), or $0.01 per share, for the same period in 2000. Net loss for the nine months ended September 30, 2001 was $2.2 million (1.9% of sales), or ($0.53) per share, as compared to a net loss of $170,000 (.1% of sales), or $0.04 per share for the same period in 2000.

                                                                      Form 10-Q
                                                                        Page 11



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

During the nine months ended September 30, 2001, net cash provided by operating activities was $6.1 million, as compared to $7.8 million used in operating activities for the same period in 2000. The net cash provided in 2001 was primarily from the decrease in inventory and the increase in accounts payable. The net cash used in 2000 for operating activities was related to increases in inventory and accounts receivable, offset by an increase in accounts payable.

Net cash used in investing activities was $510,000 for the nine months ended September 30, 2001, as compared to $986,000 for the same period in 2000. The net cash used in 2001 and 2000 was primarily for computer equipment and software.

Net cash used in financing activities was $5.5 million for the nine months ended September 30, 2001, as compared to net cash provided by of $8.7 million for the same period in 2000. During the nine months ended September 30, 2001, the Company's net repayments were $4.8 million as compared to $9.8 million borrowed during the same period in 2000.

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

Principal maturities on the Company's industrial revenue refunding bonds began in 1995. Remaining payments for 2001 will be $236,000, and maturities for 2002 and 2003 will be $967,000 and $1,017,000 respectively. The annual interest charges on the Company's industrial revenue bonds, at a fixed rate of 7.5%, will be $112,000 for the remainder of 2001, and $429,000 and $375,000 for 2002 and 2003, respectively.

In 1994, the Company entered into a revolving credit facility (the "Facility") with an affiliate of First Union National Bank of North Carolina, N.A. The Facility is collateralized by substantially all of the Company's assets other than real estate. The Facility was amended in July of 2001 to extend the term of the Facility to July 1, 2002 and as such has been classified

                                                                      Form 10-Q
                                                                        Page 12


as a current liability on the Company's balance sheet. This amended Facility contains various debt covenants, which among other things, limits the Company's capital expenditures and cash dividends and imposes the maintenance of certain financial ratios.

As of September 30, 2001, the Company was not in compliance with the fixed charge ratio covenant for the Facility. The Company has obtained a waiver from First Union of this non-compliance. The Company is actively working with First Union to obtain an extension to the Facility. The Company is also reviewing alternative financing proposals it has received in the event the discussions with First Union are not successful.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, reductions in, or lack of growth of, firearm sales; potential negative effects of existing and future gun control legislation on consumer demand for firearms; the potential negative impact on gross margins from shifts in the Company's product mix toward lower margin products; seasonal fluctuations in the Company's business; competition from national, regional and local distributors and various manufacturers who sell products directly to the Company's customer base; competition from sporting goods mass merchandisers or "superstores" which sell in competition with the Company's primary customer base; exposure to product liability lawsuits; the Company's ability to obtain liability insurance for firearms related claims; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the Company's dependence on key personnel; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for a change in interest rates relates solely to its debt under its revolving credit facility ($34.4 million at September 30, 2001 and $39.2 million at December 31, 2000). The Company does not currently use derivative financial instruments.

Approximately $4.5 million of the Company's debt at September 30, 2001 and $5.2 million at December 31, 2000 was subject to fixed interest rates and principal payments. This debt is comprised of the Company's long-term debt under its industrial revenue refunding bonds which carry an interest rate of 7.5%.

The Company is exposed to changes in interest rates primarily as a result of its debt in a variable rate revolving credit facility ("Facility") used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent on, among other things, the availability of adequate working capital financing to support inventories and accounts receivables. The Facility provides the Company with a revolving line of credit and letters of credit. The maximum amount that can be outstanding at anytime as of September 30, 2001 is $42.0 million. The term of the Facility expires on July 1, 2002. Borrowings under the Facility bear interest at a rate equal to, at the Company's option, prime rate plus 0.375% or 2.25% above the 30 or 90 day LIBOR rate. Combinations of these rates can be used for the various loans that comprise the total outstanding balance under the Facility. The interest rates of the Facility are subject to change based on changes in the Company's leverage ratio and net income. At September 30, 2001, the interest rate was 5.83%. The definitive extent of the Company's interest

                                                                      Form 10-Q
                                                                        Page 13


rate risk under the Facility is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company's long-term debt has a fair value, based upon current interest rates, of approximately $39.2 million at September 30, 2001 and $45.0 million at December 31, 2000. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at September 30, 2001:


   Maturity Date                  Fixed Rate Debt                 Interest Rate
----------------------        ----------------------        ------------------------
        2001                        $    238,000                       7.5%
        2002                             967,000                       7.5%
        2003                           1,017,000                       7.5%
        2004                           1,067,000                       7.5%
----------------------        ----------------------        ------------------------
     Thereafter                        1,236,000                       7.5%
----------------------        ----------------------        ------------------------
                                    $  4,525,000                       7.5%

                                                                      Form 10-Q
                                                                        Page 14


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                                                      Form 10-Q
                                                                        Page 15


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Ellett Brothers, Inc.


Date:    November 21, 2001          By: /s/ John A. Robinson, III
                                       ----------------------------------------
                                                 John A. Robinson, III
                                         President and Chief Executive Officer


                                    By: /s/ George E. Loney
                                       ----------------------------------------
                                                    George E. Loney
                                                 Chief Financial Officer
                                               (principal financial and
                                                   accounting officer)